Form 10QSB
period 2000-03-31
UNIVERSAL MEDIA HOLDINGS INC
filed 2000-06-05
CIK 1100779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)

    X       QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
              1934


         For the transition period from ______________ to _____________



                        Commission File Number: ________

                      NET-TRONICS COMMUNCATIONS CORPORATION
        (Exact name of small business issuer as specified in its charter)

        Delaware                                           75-2610516
----------------------                                  ---------------
 (State of incorporation)                             (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas TX 75248
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                                 --------------
                           (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date: May 31, 2000:   1,000,000

Transitional Small Business Disclosure Format (check one):    YES       NO X
                                                                  ---     ---

                     Net-Tronics Communications Corporation

                Form 10-QSB for the Quarter ended March 31, 2000

                                Table of Contents

                                                                           Page

Part I - Financial Information

  Item 1 Financial Statements                                                3

  Item 2 Management's Discussion and Analysis or Plan of Operation           4


Part II - Other Information

  Item 1 Legal Proceedings                                                   5

  Item 2 Changes in Securities                                               5

  Item 3 Defaults Upon Senior Securities                                     5

  Item 4 Submission of Matters to a Vote of Security Holders                 5

  Item 5 Other Information                                                   5

  Item 6 Exhibits and Reports on Form 8-K                                    5


Signatures                                                                   6

The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.


Part 1 - Item 1 - Financial Statements

                                  NET-TRONICS
                                 COMMUNICATIONS
                                  CORPORATION
                         (a wholly-owned subsidiary of
                        Universal Media Holdings, Inc.)

                              FinancialStatements
                                      and
                                Auditor's Report

                            March 31, 2000 and 1999









                               S.W. HATFIELD, CPA
                          certified public accountants

                    NET-TRONICS COMMUNICATIONS CORPORATION
         (a wholly-owned subsidiary of Universal Media Holdings, Inc.)

                                    CONTENTS

                                                                            Page

Accountant's Review Report                                                   F-3

Financial Statements

   Balance Sheets
     as of March 31, 2000 and 1999                                           F-4

   Statements of Operations and Comprehensive Income
     for the three months ended March 31, 2000 and 1999                      F-5

   Statements of Cash Flows
     for the three months ended March 31, 2000 and 1999                      F-6

   Notes to Financial Statements                                             F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section

           Texas Society of Certified Public Accountants

                           ACCOUNTANT'S REVIEW REPORT


Board of Directors and Stockholder
Net-Tronics Communications Corporation

We have reviewed the accompanying balance sheets of Net-Tronics Communications Corporation (a Delaware corporation) as of March 31, 2000 and 1999 and the accompanying statement of operations and comprehensive income and statements of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

                                                S. W. HATFIELD, CPA
Dallas, Texas
May 3, 2000









P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                      F-3




                           NET-TRONICS COMMUNICATIONS
    CORPORATION (a wholly-owned subsidiary of Universal Media Holdings, Inc.)

                                 BALANCE SHEETS
                             March 31, 2000 and 1999

                                   (Unaudited)

                                                                             2000        1999
                                                                            -------    -------

                                     ASSETS

Current Assets

   Cash on hand and in bank                                                 $  --      $  --
                                                                            -------    -------

Total Assets                                                                $  --      $  --
                                                                            =======    =======


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities

   Due to parent company                                                    $  --      $   223
                                                                            -------    -------


Commitments and Contingencies

Stockholder's Equity Common stock - $0.00001 par value

     100,000,000 shares authorized
     1,000,000 issued and outstanding                                            10         10
   Additional paid-in capital                                                 1,589        990
   Accumulated deficit                                                       (1,599)    (1,223)
                                                                            -------    -------

     Total stockholder's equity                                                --         (223)
                                                                            -------    -------

Total Liabilities and Stockholder's Equity                                  $  --      $  --
                                                                            =======    =======


See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                     NET-TRONICS COMMUNICATIONS CORPORATION
          (a wholly-owned subsidiary of Universal Media Holdings, Inc.)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                         Three months   Three months
                                             ended         ended
                                           March 31,      March 31,
                                             2000            1999
                                         -----------    -----------

Revenues                                 $      --      $      --
                                         -----------    -----------

Expenses

   General and administrative expenses           577           --
                                         -----------    -----------

Loss from operations                            (577)          --

Provision for income taxes                      --             --
                                         -----------    -----------

Net Loss                                        (577)          --

Other Comprehensive Income                      --             --
                                         -----------    -----------

Comprehensive Income                     $      (577)   $      --
                                         ===========    ===========

Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   Net Loss - basic and fully diluted            nil            nil
                                         ===========    ===========

Weighted-average number of shares
   of common stock outstanding             1,000,000      1,000,000
                                         ===========    ===========




See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                     NET-TRONICS COMMUNICATIONS CORPORATION
         (a wholly-owned subsidiary of Universal Media Holdings, Inc.)
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                               Three months  Three months
                                                  ended         ended
                                                 March 31,     March 31,
                                                  2000          1999
                                               ------------  ------------
Cash Flows from Operating Activities

   Net loss for the period                       $(577)        $--
   Adjustments to reconcile net loss to
     net cash provided by operating activities    --            --
                                                 -----         -----

   Net cash used in operating activities          (577)         --
                                                 -----         -----


Cash Flows from Investing Activities              --            --
                                                 -----         -----


Cash Flows from Financing Activities

   Cash advanced by (to) parent                    577          (223)
                                                 -----         -----

   Net cash used in financing activities           577          (223)
                                                 -----         -----

Decrease in Cash                                  --            (223)

Cash at beginning of year                         --             223
                                                 -----         -----

Cash at end of year                              $--           $--
                                                 =====         =====

Supplemental Disclosure of
   Interest and Income Taxes Paid

     Interest paid for the period                $--           $--
                                                 =====         =====
     Income taxes paid for the period            $--           $--
                                                 =====         =====

Supplemental Disclosure of
   Investing and Financing Activities

     Forgiveness of amounts due to shareholder
       as additional paid-in capital             $  22         $--
                                                 =====         =====



See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                     NET-TRONICS COMMUNICATIONS CORPORATION
          (a wholly-owned subsidiary of Universal Media Holdings, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - Organization and Description of Business

Net-Tronics Communications Corporation (Company) was incorporated on August 22, 1995 under the laws of the State of Delaware as a wholly-owned subsidiary of Halter Capital Corporation.

The Company has never had any operations or assets since inception. The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit. The Company is not engaged in any negotiations and has not undertaken any steps to initiate the search for a merger or acquisition candidate.

On December 10, 1999, the Company filed a Form 10-SB, General Form for Registration of Securities of Small Business Issuers on a voluntary basis in order to make the company's financial information equally available to all parties, including potential investors, and to meet certain listing requirements for publicly traded securities.

On April 13, 2000, a change in control of the Company occurred in conjunction with closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between the Company and Universal Media Holdings, Inc., a Delaware corporation. The closing under the Reorganization Agreement consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Universal Media Holdings, Inc. in exchange for the issuance of 1,000,000 shares of its common stock. As a result of this transaction, the Company became a wholly-owned subsidiary of the Company. The Reorganization was approved by the unanimous consent of the Board of Directors of Universal Media Holdings, Inc. on March 27, 2000. The Reorganization is intended to qualify as a reorganization within the meaning of Section
368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Prior to the Agreement, Universal Media Group had 11,209,346 shares of common stock issued and outstanding. Following the Agreement, the Company had 11,459,346 shares of common stock outstanding. Universal Media Holdings, Inc., was incorporated in the State of Delaware on August 23, 1995. Upon effectiveness of the Reorganization Agreement, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Universal Media Holdings, Inc. became the successor issuer to Net-Tronics Communications Corporation, Inc. for reporting purposes under The Securities Exchange Act of 1934 and elected to continue reporting under the Act, effective April 10, 2000.

Universal Media Holdings, Inc. has a September 30 fiscal year end. The fiscal year of Net-Tronics Communications Corporation is December 31. As a result of the Reorganization, as discussed above, the Company anticipates changing its year-end to September 30 at a future date, prior to September 30, 2000. The accompanying financial statements are presented using the Company's initial year-end of December 31, as previously reported and included in the initial Form 10-SB filing with the U. S. Securities and Exchange Commission.

The Company is fully dependent upon its current parent company to provide sufficient working capital to preserve the integrity of the corporate entity and support all operating expenses. It is the intent of the parent company to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     NET-TRONICS COMMUNICATIONS CORPORATION
          (a wholly-owned subsidiary of Universal Media Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income taxes
     ------------

     The Company provides deferred income taxes, where material, based on the asset and liability method under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". At March 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, where applicable, were not material to the financial statements and any deferred tax asset was fully reserved with an offsetting valuation allowance.

     Through December 31, 1998, the Company filed as a component of its parent company's consolidated tax return. Accordingly, all net operating losses are offset against the tax liabilities of the Company's parent. Effective December 31, 1999, the Company filed a separate company income tax return. Due to the provisions of Section 338 of the Internal Revenue Code of 1986, as amended, and the aforementioned April 2000 change in control, there are no net operating loss carryforwards to offset future taxable income.

3.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000 and 1999, the Company has no warrants and/or options issued and outstanding.

NOTE C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE D - Related Party Transactions

As of December 31, 1999, the Company's parent company had advanced funds totaling approximately $22 for operating capital. The advances were due upon demand and were non-interest bearing. As of March 31, 2000, the Company's former parent contributed these advances to additional paid-in capital and had paid operating expenses of approximately $577 on the Company's behalf, which have also been recorded as additional paid-in capital by the Company.

                     NET-TRONICS COMMUNICATIONS CORPORATION
          (a wholly-owned subsidiary of Universal Media Holdings, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE E - Common Stock Transactions

On December 10, 1999, the Company's Board of Directors approved a change in the authorized number of shares which can be issued from 10,000,000 shares of $0.00001 par value common stock and 5,000,000 shares of $0.00001 par value preferred stock to a single class consisting of 100,000,000 shares of $0.00001 par value common stock. Further, the Board of Directors caused a 10 for 1 forward split of the issued and outstanding common stock. The effect of these changes are reflected in the accompanying financial statements as of the first day of the first period presented.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company is currently seeking a suitable merger or acquisition candidate.

(3)      Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. The Company has completed its detailed review, as a preliminary assessment and the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its computer hardware or software and any such modifications or replacements are, or will be, readily available. The Company has no known direct Y2K exposures and anticipates that any costs associated with the Y2K date change compliance to have a material effect on its financial position or its results of operations. There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.

                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Net-Tronics Communications Corporation

May 31, 2000                                /s/ Kevin B. Halter
                                       -----------------------------------------
                                                Kevin B. Halter
                                                President and Director