Form 10QSB
period 2000-06-30
UNIVERSAL MEDIA HOLDINGS INC
filed 2000-11-08
CIK 1100779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-28459

                         Universal Media Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                      22-3360133
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    200 Middlesex Avenue, Carteret, NJ   07008
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code      732-969-5657
                                                    ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X  NO   .
                                      ---   ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                            22-3360133
-------------------------------                  -------------------------------
Common shares, $.0001 par value                              12,059,356
                                                 ----------------------

UNIVERSAL MEDIA HOLDINGS, INC.
AND SUBSIDIARY

TABLE OF CONTENTS

PART I:         FINANCIAL INFORMATION

    ITEM 1.     FINANCIAL STATEMENTS:

        Review Report of Independent Accountants                              1
        Consolidated Balance Sheet as of June 30, 2000 and
          September 30, 1999                                                  2
        Consolidated Statement of Income for the three months
          ended and the nine months ended June 30, 2000 and 1999            3-4
        Consolidated Statement of Stockholders' Equity for the six
          months ended March 31, 2000                                         5
        Consolidated Statement of Cash Flows for the year-to-date
          Periods June 30, 2000 and 1999 and October 4, 1992                  6

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              7

PART II:        OTHER INFORMATION

ITEM 1          LEGAL PROCEEDINGS                                             9

ITEM 2          CHANGES IN SECURITIES                                         9

ITEM 3          DEFAULTS UPON SENIOR SECURITIES                               9

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           9

ITEM 5          OTHER INFORMATION                                             9

ITEM 6          EXHIBITS AND REPORTS OF FORM 8-K                              9

Signature                                                                    10

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  and Stockholders
Universal Media Holdings, Inc.
Carteret, New Jersey


I have reviewed the accompanying balance sheet of Universal Media Holdings, Inc. as of June 30, 2000, and the related statement of operations for the three and nine months then ended, and the statement of cash flows for the nine months then ended. These financial statements are the responsibility of the Corporation's management.

I conducted my review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

Aaron Stein
Certified Public Accountant
Woodmere, New York
November 6, 2000

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
BALANCE SHEET

                                                      June 30,    September 30,
                                                        2000           1999
                                                    -----------    -----------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $    28,734    $     1,012
   Accounts receivable                                  361,513           --
   Loan to affiliate                                    141,164           --
   Other current assets                                 277,921           --
                                                    -----------    -----------

           Total current assets                         809,332    $     1,012

PROPERTY AND EQUIPMENT, net                               3,200           --
                                                    -----------    -----------

                                                    $   812,532    $     1,012
                                                    ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses            $ 1,136,621    $   348,645
   Accrued payroll and related taxes                     67,283         19,465
   Loan payable - Stockholder                           100,000           --
                                                    -----------    -----------

           Total current liabilities                  1,303,904        368,110
                                                    -----------    -----------

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value,
     2,000,000 shares authorized, 0 shares issued          --             --
   Common stock, $.001 par value,
     200,000,000 shares authorized,
     12,059,356 issued and outstanding                    1,231          1,206
   Additional paid-in capital                         2,108,532      2,108,532
   Accumulated deficit                               (2,601,135)    (2,476,836)
                                                    -----------    -----------

                                                       (491,372)      (367,098)
                                                    -----------    -----------

                                                    $   812,532    $     1,012
                                                    ===========    ===========






See review report of independent accountant and notes to financial statements.



UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENT OF OPERATIONS

                                                        For three months     For three months
                                                             ended                ended
                                                         June 30, 2000        June 30, 1999
                                                        ----------------     ----------------
                                                           (Unaudited)

REVENUES EARNED                                         $        205,921     $         60,302

COST OF REVENUES EARNED                                          120,862               84,420
                                                        ----------------     ----------------

        GROSS PROFIT                                              85,059              (24,118)

GENERAL AND ADMINISTRATIVE EXPENSES                               79,794               52,776
                                                        ----------------     ----------------

OPERATING INCOME                                                   5,265              (76,894)

OTHER INCOME (EXPENSES)
  Interest income                                                     91                 --
  Interest expense                                                  --                   (167)
                                                        ----------------     ----------------

       Total                                                          91                 (167)


       INCOME BEFORE PROVISION FOR INCOME TAXES                    5,356              (77,061)

INCOME TAX EXPENSE                                                  --                      0
                                                        ----------------     ----------------

       NET LOSS                                         $          5,356              (77,061)
                                                        ================     ================


LOSS PER SHARE
  Basic                                                              nil                  nil


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  Basic


See review report of independent accountant and notes to financial statements.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENT OF OPERATIONS

                                               For nine months   For nine months
                                                    ended             ended
                                                June 30, 2000     June 30, 1999
                                                ------------      ------------
                                                 (Unaudited)       (Unaudited)

REVENUES EARNED                                 $    406,430      $    180,905

COST OF REVENUES EARNED                              242,384           253,260
                                                ------------      ------------

       GROSS PROFIT                                  164,046           (72,355)

GENERAL AND ADMINISTRATIVE EXPENSES                  295,910           158,327
                                                ------------      ------------

OPERATING LOSS BEFORE WRITE-OFF OF GOODWILL         (131,864)         (230,682)

WRITE - OFF OF GOODWILL                             (100,025)             --
                                                ------------      ------------

       OPERATING LOSS                               (231,889)         (230,682)

OTHER INCOME (EXPENSES)
   Interest income                                       171              --
   Interest expense                                     --                (502)
                                                ------------      ------------

       Total                                             171              (502)
                                                ------------      ------------



       LOSS BEFORE PROVISION FOR INCOME TAXES       (231,718)         (231,184)

INCOME TAX EXPENSE                                      --                --
                                                ------------      ------------

       NET LOSS                                 $   (231,718)     $   (231,184)
                                                ============      ============

LOSS PER SHARE
   Basic                                                 nil               nil


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic                                          12,059,356        12,059,356

See review report of independent accountant and notes to financial statements.



UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT

Six months ended March 31, 2000
(Unaudited)



                                  Preferred Stock               Common Stock          Additional
                            --------------------------   -------------------------     Paid-In       Retained
                               Shares         Amount        Shares        Amount       Capital       Earnings        Total
                            -----------    -----------   -----------   -----------   -----------   -----------    -----------
Balance, September 30, 1999        --      $      --      11,159,356   $    11,159   $ 2,008,579   $(2,386,836)   $  (367,098)

Issuance of common stock           --             --         900,000           900        89,100          --           90,000

Net loss                           --             --            --            --            --         (90,000)       (90,000)
                            -----------    -----------   -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2000            --      $      --      12,059,356   $    12,059   $ 2,097,679   $(2,476,836)   $  (367,098)
                            ===========    ===========   ===========   ===========   ===========   ===========    ===========





See review report of independent accountant and notes to financial statements.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENT OF CASH FLOWS
Nine months ended June 30, 2000
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                         $(231,718)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Depreciation and amortization                                   --
          Changes in assets and liabilities:
             Accounts receivables                                     (361,513)
             Loan to affiliate                                        (141,164)
             Other assets                                             (277,921)
             Accounts payable and accrued expenses                     835,794
             Loan payable - stockholder                                100,000
                                                                     ---------

                Net cash used in operating activities                  (76,522)
                                                                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                25
    Write-off of goodwill and adjustments to effecuate acquisition     107,419

                Net cash provided by financing activities              107,444
                                                                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                  (3,200)

                Net cash used by investing activities                   (3,200)
                                                                     ---------

                NET INCREASE IN CASH
                   AND CASH EQUIVALENTS                                 27,722

CASH AND CASH EQUIVALENTS, Beginning                                     1,012
                                                                     ---------

CASH AND CASH EQUIVALENTS, Ending                                    $  28,734
                                                                     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                    $    --
                                                                     =========

    Income taxes paid                                                $    --
                                                                     =========



See review report of independent accountant and notes to financial statements.

NOTE 1 -- MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Universal Media Holdings, Inc. and Subsidiary (the Company) at June 30, 2000 and September 30, 1999, and the results of operations for the three months and year-to-date periods ended June 30, 2000 and 1999 and cash flows for the year-to-date periods ended June 30, 2000 and 1999. The notes to the consolidated financial statements which are contained in the Form 8-K/A filed on June 30, 2000, and are incorporated by reference and should be read in conjunction with these consolidated financial statements.

NOTE 2 -- ACQUISITIONS

E-Trans Logistics, Inc. -- On February 14, 2000, Universal purchased 100 percent of the outstanding stock of E-Trans Logistics, Inc. (E-Trans), formerly known as Gerard for 6,297,348 shares of Universal. E-Trans is a trucking, transport and logistics company located in New Jersey. Universal had no operating assets prior to its acquisition of E-Trans. The fair value of E-Trans approximately equaled the cost basis of the assets.

Net-Tronics -- On March 27, 2000, Universal acquired all the outstanding shares of Net-Tronics Communications Corp (Net-Tronics) for $100,000 and 250,000 shares of Universal Media stock for all the outstanding stock of Net-Tronics. This resulted in $100,000 of goodwill that was subsequently written off. Net-Tronics had no operations since formation. Immediately subsequent to the aforementioned, Universal merged into its wholly owned subsidiary, dissolving its subsidiary with Universal as the succession moved forward.

ITEM 2 -- Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report. See Note 2 of the notes to the financial statements for a discussion of the effects of the mergers and acquisitions of the subsidiaries of the Company.

Background

The Company was originally incorporated in Delaware as Tyconda Minerals Corp. in December of, 1969. On February 11, 1970, the Tyconda Minerals Corp. (Delaware) merged with Tyconda Minerals Corporation (Nevada), with Tyconda Minerals Corp. (Delaware) as the surviving corporation. On November 2, 1983, the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Hy-Poll Technology, Inc. That Certificate of Amendment also changed the capital of the corporation from an authorization to issue 5,000,000 shares of Common Stock with a par value of $.01 per share, to an authorization to issue 200,000,000 shares of Common Stock with a par value of $.0001 per share.

On December 21, 1995, the Company amended its Certificate of Incorporation changing its corporate name to Universal Turf,. The Company amended its Certificate of Incorporation again on November 8, 1999, changing its corporate name to Universal Media Holdings, Inc. ("UMH").

Business- Corporate Structure

As Universal Turf, Inc., our business was based on the marketing, installation and maintenance of synthetic surface material for sports and recreational fields. While that business has been profitable, we have changed our primary business direction to the entertainment and Internet industries. On February 14, 2000, we entered into an agreement with E-Trans-Logistics, Inc. ("E-Trans") whereby we purchased all issued and outstanding shares or Common Stock of E-Trans with Universal Media Holding, Inc. Common Stock. E-Trans, now our wholly owned subsidiary, is a trucking, transport and logistics company having its offices and warehouse in Carlstadt, New Jersey. Since logistics and transportation will be the focus of our business, we plan to rename the Company E-Trans Logistics, Inc. sometime during the second quarter of 2000.

Results of Operations/Plan of Operation

The Company maintained its operations during the period ended June 30, 2000. As indicated prior, the company's efforts have been redirected from the synthetic grass business to that of transportation. Thus, the decline in operational activities of the company is a result of this reduction in the its efforts in the selling of synthetic grass surfaces and its acquisition of E-Trans Logistics subsequent to the year end of the company. The Company was unable to acquire or initiate any of the "Shipegis" program as previously described by the Company in the June 30, 2000 Form 8-K. As a result, the operations of the Company have been significantly hampered. In addition, the anticipated and expected acquisitions of the Company have failed to materialize.

The Company, as of the date of this filing, is not operating any of its subsidiaries and is actively seeking acquisition partners to assume control of the Company. The Company believes that is has identified a potential suitor and is expecting that such party will acquire a controlling interest in the Company within the next sixty (60) days. The field of business of the interested party is not in the transportation and logistics field, but in entertainment. New management will be installed upon the completion of a transaction.

As a result of the operations problems of the Company, it has relocated its corporate offices to Carteret, New Jersey. Upon the completion of any deal, the Company will most likely relocate to another location.

UNIVERSAL MEDIA HOLDINGS, INC.
PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings

         None

ITEM 2 - Changes in Securities

         None

ITEM 3 - Defaults upon Senior Securities

         None

ITEM 4 - Submission of Matters to a Vote of Security Holders

         None

ITEM 5 - Other Information

As a result of the acquisition of Net-Tronics Communications Corp. by Universal Media Holdings, Inc., the Company's auditor has been changed to Aaron Stein, C.P.A. The previous Auditor is no longer retained by the Company. There are no known disputes between the previous auditor and the Company.


ITEM 6 --EXHIBITS AND REPORTS OF FORM 8-K

A report was filed on June 30, 2000, for the acquisition of Net-Tronics by Universal Media Holdings, Inc.

UNIVERSAL MEDIA HOLDINGS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNIVERSAL MEDIA HOLDINGS, INC.



November 08, 2000                       By:  /s/ James W. Zimbler
------------------                          -------------------------
(Date)                                           James W. Zimber
                                                 President