Form 10KSB
period 2000-12-31
UNIVERSAL MEDIA HOLDINGS INC
filed 2001-02-20
CIK 1100779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-KSB

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 [ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 000-28459

                         UNIVERSAL MEDIA HOLDINGS, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                  22-336133
 --------------------------------        ---------------------------------------
 (State of other jurisdiction            (I.R.S. Employer Identification Number)
 of incorporation or organization)

                200 Middlesex Avenue, Carteret, New Jersey 07008
                ------------------------------------------------
                     Address of principal executive offices

        Registrant's telephone number, including area code: 732-969-5657

        Securities registered pursuant to Section 12(b) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been
subject to such filing requirement for the past 90 days.  [X]  Yes   [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form -KSB.   [X]

State  issuer's  revenues for its most recent  reporting  period  (Fiscal  year)
 ..........$

Aggregate market value of the voting stack held by non-affiliates of the registrant at September 31, 2000 was $11,000.00. The bid price of the common stock at that date was $0.01.

                          UNIVERSAL MEDIA HOLDING, INC.

                               Form 10-KSB - Index

                  For the Fiscal Year Ended September 31, 2000

PART I                                                                     Page
                                                                           ----

Item 1.     Business                                                         3
Item 2.     Properties                                                       4
Item 3.     Legal Proceedings                                                4
Item 4.     Submission of Matter to a Vote of
                Security Holders                                             4

PART II

Item 5.     Market of Registrant's Securities and
                Related Stockholder Matters                                  5
Item 6.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations                5
Item 7.     Consolidated Financial Statements and
                Supplementary Data                                           6
Item 8.     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosures                      6

PART III

Item 9.     Directors and Executive Officers of the Registrant               7
Item 10.    Executive Compensation                                           8
Item 11.    Security Ownership of Certain Beneficial Owners
                and Management                                               8
Item 12     Certain Relationships and Related Transactions                   9


Part IV

Item 13.    Exhibits, Consolidated Financial Statements,
                Schedules and Reports on Form 8-K                           10

Signatures                                                                  11


         This Form 10-KSB contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause our actual results in future periods to be materially different from any future performance suggested herein. We believe that its business strategy that includes focus on future acquisitions is not unique. There can be no assurance that our strategy will be successful. There can be no assurance that sufficient capital can be obtained to market ourselves and increase our market share and our performance and actual results could differ materially from those projected in the forward looking statements contained herein.

                                     PART I



Item 1.      Business

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

         On December 21, 1995, the Company amended its Certificate of Incorporation changing its corporate name to Universal Turf. The Company amended its Certificate of Incorporation again on November 8, 1999, changing its corporate name to Universal Media Holdings, Inc. ("UMH").

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

Item 2.      Description of Property

         We lease approximately 500 square feet of space at 200 Middlesex Avenue, Carteret, New Jersey 07008, for use as the principal executive and corporate offices. There is no lease and we are month to month tenants. The space is not sufficient to operate the Company if operations resume and acquisitions of new business and other corporations occurs. At that time the Company will be forced to relocate.

         During the last fiscal year we also had 500 square feet of office space at 110 Smithtown Boulevard, Nesconset, New York 11767. This was used as a corporate office. the rent at the Nesconset Office was $600 per month as a sublease from another tenant. The lease hold has been vacated.

Item 3.      Legal Proceedings

         The Company is not party to any legal proceedings. There are no known threatened actions against the Company, other than by the factor for unpaid invoices. It is believed that no litigation will be commenced however, since there should be enough payments from the invoices purchased by the factor. It is impossible to determine the actual exposure of the Company at this time. Our subsidiary, E-Trans Logistics, Inc., has several possible collection actions that may be brought against it. It is believed that any actions involving the subsidiary would not affect the Company

Item 4.      Submission of Matter to a Vote of
                     Security Holders

         There were no matters submitted to a vote of shareholders during the fourth quarter of 2000.

PART II


Item 5.      Market of Registrant's Securities and Related Stockholder Matters

         The Company's Common Stock is traded under the symbol "UMHD" From May 14, 2000 until December 12, 2000, the Company was not traded on any exchange or quoting service, after being de-listed from the Over the Counter Bulletin Bard due to its failure to comply with Rule 6530. After December 12, 2000, the Common Stock was traded on the Over the Counter Bulletin Board of the NASD.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Universal Media Holdings, Inc. (the Company) was originally incorporated in Delaware as Tyconda Minerals Corp. in December of 1969. In February 1970, the Company merged leaving Tyconda Minerals Corp. as the surviving corporation. In November 1983 the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Hy-Poll Technology, Inc. That amendment also changed the capital structure of the corporation from an authorization to issue 5,000,000 shares of Common Stock with a par value of $ .01 per share, to an authorization to issue 200,000,000 shares of Common Stock with a par value of $ .0001 per share.

         In August of 1995, Hy-Poll acquired all of the issued and outstanding shares of the Company's Common Stock. On December 21, 1995 the Company amended its Certificate of Incorporation changing its corporate name to Universal Turf, Inc. The Company then amended the name again on November 8, 1999, changing its corporate name to Universal Media Holdings, Inc.

         On February 14, 2000, the Company purchased 100 percent of the outstanding stock of E-Trans Logistics, Inc. (E-Trans), formerly known as Gerard for 6,297,348 shares of Universal. E-Trans is a trucking, transport and logistics company located in New Jersey. Universal had no operating assets prior to its acquisition of E-Trans. The fair value of E-Trans approximately equaled the cost basis of the assets.

         On March 27, 2000, the Company acquired all the outstanding shares of Net-Tronics for $100,000 and 250,000 shares of Universal Media stock. This resulted in $100,000 of goodwill that was subsequently written off. Net-Tronics had no operations since formation. Immediately subsequent to the aforementioned, Universal merged into its wholly owned subsidiary, dissolving its subsidiary with Universal.

Discontinued Operations

         Subsequent to year end, the Company made a determination to exit its trucking, transport and logistics operation after the acquisition of E-Trans due to continuing losses. The Company incurred a one-time charge of $25,000 related to an accrual for estimated expenses during the phase out period. The Company plans to settle with the lessor and other creditors of the operations. The disposition of the transport business represents a disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, results of this operation have been classified as discontinued. Since this is the only operation, its discontinuation raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to merge with an operating entity.

         As a result of the operations problems of the Company, it has relocated its corporate offices to Carteret, New Jersey. Upon the completion of any deal, the Company will most likely relocate to another location.

         In the last quarter of Fiscal Year 2000, the had no operations of any type and no revenue or sales. The likely hood of the Company being re-started is dependant upon the Company obtaining outside sources of capital and the ability to make an acquisition.

Item 7.      Consolidated Financial Statements and Supplementary Data

         The information required by Item 7 appears at Page F-1, which appears after this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None

PART III

Item 9.      Directors and Executive Officers of the Registrant

Directors and Executive Officers of Universal Media Holdings, Inc.(formerly Universal Turf, Inc.)

Name                Age         Position
-------------       ---         --------

James Zimbler       35          Chairman of the Board of Directors/CEO/President

Martin Yudko        45          Director

Michael Krome       39          Director/Vice-President, Secretary/Treasurer

James Zimbler is our C.E.O. and a Director, serving in this capacity since November 4, 1999. He came to our Company as a result of our Purchase Agreement with E-Trans Logistics, Inc., where he served as C.E.O. since December of 1995. In December 1998, Mr. Zimbler was also named Chairman of the Board of Directors of IntermediaNet, Inc, a public company that has been recently renamed "Fortune Media, Inc." In February of 1999, he ceased to be an officer of that company, but continues to be a director. From December of 1996 through November of 1998, Mr. Zimbler was President and Chief Operating Officer for Total Freight Solutions America, Inc. (T.F.S. America, Inc.) There, he managed the day to day operations of company. Mr. Zimbler was employed by Packaging Plus Services, Inc. from August of 1994 through December of 1996. Mr. Zimbler attended Suffolk Community College from 1983 through 1985 where he majored in Business Administration.

Martin Yudko has been a C.P.A for twenty years. He operated a transportation and logistics Company in New Jersey for several years before joining the Board of Directors.

Michael Krome was Vice President, Secretary, Treasurer and a Director of our Company. He is an attorney and has managed his own law practice, Michael S. Krome, P.C., since 1991. Mr. Krome was named to the Board of Directors on November 4, 1999, and has provided corporate and legal services to our Company. From February of 1999 through November of 1999, Mr Krome was the Vice President, Secretary and a Director of Fortune Media, Inc. Although he ceased to be an officer of Fortune Media, Inc. In November of 1999, he continues to be a Director of that company. Mr. Krome is a graduate of the University at Albany in Albany New York with a Bachelors Degree, and he received his J.D. from the Benjamin N. Cordozo School of Law in 1990. Mr. Krome was admitted to the N.Y.S. Bar in February of 1991. Effective January 3, 2001, Mr. Krome resigned as an Officer and Director of the Company.

Item 10.     Executive Compensation

Compensation of Management

                            Title                     2000           1999
                            -----                     ----           ----
James Zimbler          Chief Executive               75,000           -0-
                       Officer/President

Michael Krome          Vice President,               10,500           -0-
                       Secretary and Treasurer

None of the named persons has received stock options or other such non-cash compensation during the current fiscal year, other than the shares of the Company as indicated herein in Item 11. No one has received an annual compensation package of $100,000 or more.

Employment Agreements

Presently, we have not entered into any employment agreements with anyone



Item 11.     Security Ownership of Certain Beneficial Owners
                        and Management

The following table sets forth, as of September 30, 2000, regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. As of September 30, 2000, there were 12,059,346 shares issued and outstanding of record.

NAME & ADDRESS OF                   SHARES OF             PERCENTAGE
BENEFICIAL OWNERS                   COMMON STOCK          AS OF 9/30/00(1)
-----------------                   ------------          ----------------

James Neebling                      2,257,000                   18.7
18 Perrine Circle
Perrineville, NJ 08535

James W. Zimbler(2)                    -0-                      -0-
1 Diane Court
Nesconset, NY

Zimvestments(2)                     2,657,000                   22.0
1 Diane Court
Nesconset, NY 11767

Michael Krome(3)(4)                    -0-                      -0-
8 Teak Court
Lake Grove, NY 11755

All Executive Officers and

Directors as a group                4,914,000(2)                40.7
(3 persons)
 - - - - - - - - - - - - - - - - - - - - - - - - - - -

(1)      Based upon 12,059,346 shares issued and outstanding on 9/30/00.
(2) Mr. Zimbler's has indirect ownership of 2,657,000 shares owned by Zimvestments, Inc. of which Mr. Zimbler is an officer and director.
(3) Mr. Krome has indirect ownership of 427,500 shares of Common Stock owned by Two Plus Twins Consulting, Inc., a company owned by Mr. Krome's wife.
(4) As of January 3, 2001, Mr. Krome resigned as an Officer and Director of the Company. He has less than 5% ownership, both direct and indirect of the Company.


Item 12      Certain Relationships and Related Transactions

         None

Part IV

Item 13.     Exhibits, Consolidated Financial Statements,
                 Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

         (1)(2) CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         A list of the Consolidated Financial Statements filed as part of this Report is set forth in Item 8 and appears at Page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

     (a)(3) EXHIBITS.


All of the items below are incorporated by reference to the Registrant's General Form 10SB and amendments for Registration of Securities as previously filed.

                       EXHIBITS AND SEC REFERENCE NUMBERS

         Number                    Title of Document
         ------                    -----------------
         2(a)              Certificate of Incorporation (2)
         2(b)              Plan of Merger (2)
         2(c)              Agreement and Plan of Merger (2)
         2(d)              By-Laws (2)


(1)     Filed Herewith.
(2)     Filed as exhibits to Form 8-K, April 14, 2000


(b)     Reports on Form 8-K

         April 14, 2000          Report of Merger and Acquisition by Net-Tronics
                                 Communication Corp of Universal Media Holdings, and subsidiary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 16, 2001          By: /s/ James W. Zimbler
                                    ----------------------------
                                    James W. Zimbler
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             DATE                         SIGNATURE/TITLE


Date:    February 16, 2001          By: /s/ James W. Zimbler
                                    ----------------------------
                                    James W. Zimbler
                                    Chief Executive Officer


Date:    February 16, 2001          By: /s/ James W. Zimbler
                                    ----------------------------




Date:    February 16, 2001          By: /s/ Martin Yudko
                                    ----------------------------

                         UNIVERSAL MEDIA HOLDINGS, INC.
                                  & SUBSIDIARY

                          AUDITED FINANCIAL STATEMENTS

                    Years ended September 30, 2000 and 1999

UNIVERSAL MEDIA HOLDINGS, INC.
& SUBSIDIARY



TABLE OF CONTENTS

                                                                          Page
                                                                          ----

REPORT OF INDEPENDENT AUDITOR                                              F-1

FINANCIAL STATEMENTS

       Consolidated Balance Sheets                                         F-2
       Statements of Operations                                            F-3
       Statements of Stockholders' Deficit                                 F-4
       Statements of Cash Flows                                            F-5
       Notes to Financial Statements                                       F-6

REPORT OF INDEPENDENT AUDITOR

Board of Directors and Stockholders
Universal Media Holding, Inc. & Subsidiary

I have audited the accompanying consolidated balance sheets of Universal Media Holdings, Inc. as of September 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for each year ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Universal Media Holding, Inc. as of September 30, 2000, and the results of their operations and their cash flows for each of the two years ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring net losses from its only operation and has decided to discontinue it. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Aaron Stein,
Certified Public Accountant

Woodmere, New York
February 13, 2001

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
BALANCE SHEET
September 30, 2000





ASSETS

CURRENT ASSETS
    Accounts receivable                               $    17,144
    Loan to affiliate                                      39,214
                                                      -----------

                   Total current assets                    56,358

PROPERTY AND EQUIPMENT, net                                 3,200
                                                      -----------

                                                      $    59,558
                                                      ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses             $   846,726
    Accrued disposition costs                              25,000
    Other current liabilities                              15,000
                                                      -----------

                   Total current liabilities              886,726

LONG TERM DEBT                                            215,059
                                                      -----------

                   Total liabilities                    1,101,785
                                                      -----------

STOCKHOLDERS' DEFICIT
    Preferred stock, no par value,
       2,000,000 shares authorized, 0 shares issued          --
    Common stock, $.001 par value,
       200,000,000 shares authorized,
       11,284,346 issued and outstanding                   11,284
    Additional paid-in capital                          2,133,444
    Accumulated deficit                                (3,186,955)
                                                      -----------

                                                       (1,042,227)

                                                      $    59,558
                                                      ===========

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS

                                                   Years ended September 30,
                                                 ----------------------------
                                                      2000            1999
                                                 ------------    ------------

REVENUES EARNED                                  $       --      $    241,207

COST OF REVENUES EARNED                                  --           337,680
                                                 ------------    ------------

      GROSS PROFIT                                       --           (96,473)

GENERAL AND ADMINISTRATIVE EXPENSES                   261,126         211,103
                                                 ------------    ------------

      OPERATING LOSS BEFORE
         WRITE-OFF OF GOODWILL                       (261,126)       (307,576)

WRITE-OFF OF GOODWILL                                 240,000            --
                                                 ------------    ------------

      OPERATING LOSS                                 (501,126)       (307,576)

OTHER INCOME
  Interest income                                         275            --
  Loss on disposal of fixed assets                       --           (15,729)
  Interest expense                                    (20,957)           (669)
                                                 ------------    ------------

      Total other income                              (20,682)        (16,398)
                                                 ------------    ------------

      LOSS FROM CONTINUING OPERATIONS
         BEFORE PROVISION FOR INCOME TAXES           (521,808)       (323,974)

INCOME TAXES                                             --              --
                                                 ------------    ------------

      LOSS FROM CONTINUING OPERATIONS
         AFTER PROVISION FOR INCOME TAXES            (521,808)       (323,974)
                                                 ------------    ------------

DISCONTINUED OPERATIONS (Note 1)
  Loss from discontinued operations, net of
     income taxes of $0                              (253,311)           --
  Provision of $25,000 for operating losses
     during phase out period, net of income
     taxes of $0                                      (25,000)           --
                                                 ------------    ------------

                                                     (278,311)           --
                                                 ------------    ------------

      NET INCOME                                 $   (800,119)   $   (323,974)
                                                 ============    ============


LOSS PER SHARE
  Basic                                          $      (0.07)   $      (0.03)
                                                 ============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  Basic                                            12,059,356      12,059,356
                                                 ============    ============


UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT





                                     Preferred Stock              Common Stock          Additional
                               -------------------------   -------------------------     Paid-in       Retained
                                  Shares        Amount        Shares        Amount       Capital       Earnings        Total
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance, September 30, 1998           --     $      --      11,156,136   $    11,159   $ 2,008,579   $(2,062,862)       (43,124)

Issuance of common stock                                                        --            --           3,220           --

Net loss                              --            --            --            --            --        (323,974)      (323,974)
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, September 30, 1999           --            --      11,159,356        11,159     2,008,579    (2,386,836)      (367,098)

Issuance of common stock              --            --            --         124,990           125       124,865        124,990

Net loss                              --            --            --            --            --        (800,119)      (800,119)
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2000           --     $      --     $11,284,346   $    11,284   $ 2,133,444   $(3,186,955)   $(1,042,227)
                               ===========   ===========   ===========   ===========   ===========   ===========    ===========


UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF CASH FLOWS



                                                       Years ended September 30,
                                                       -------------------------
                                                          2000          1999
                                                       -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $(800,119)    $(323,974)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Depreciation and amortization                     2,500         2,500
          Loss on disposal of assets                         --          15,729
          Write-off of goodwill                           240,000          --
          Changes in assets and liabilities:
             Accounts receivables                         (17,144)      691,789
             Loan to affiliate                            (39,214)         --
             Accounts payable and accrued expenses        518,706      (300,832)
                                                        ---------     ---------

                Net cash (used in) provided by
                   operating activities                   (95,271)       85,212
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in bank overdraft                    --         (84,200)
    Proceeds from long term debt                          215,059          --
    Issuance of common stock                              124,900          --
                                                        ---------     ---------

                Net cash provided by (used in)
                   financing activities                   339,959       (84,200)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of subsidiary                            (240,000)         --
    Purchase of property and equipment                     (5,700)         --
                                                        ---------     ---------

                Net cash used by investing activities    (245,700)         --
                                                        ---------     ---------

                NET (DECREASE) INCREASE IN
                   CASH AND CASH EQUIVALENTS               (1,012)        1,012

CASH AND CASH EQUIVALENTS, Beginning                        1,012          --
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, Ending                       $    --       $   1,012
                                                        =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                       $    --       $    --
                                                        =========     =========

    Income taxes paid                                   $    --       $    --
                                                        =========     =========

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS



NOTE 1 -- ORGANIZATION, NATURE OF BUSINESS AND DISCONTINUED OPERATIONS

Organization

Universal Media Holdings, Inc. (the Company) was originally incorporated in Delaware as Tyconda Minerals Corp. in December of 1969. In February 1970, the Company merged leaving Tyconda Minerals Corp. as the surviving corporation. In November 1983 the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Hy-Poll Technology, Inc. That amendment also changed the capital structure of the corporation from an authorization to issue 5,000,000 shares of Common Stock with a par value of $
 .01 per share, to an authorization to issue 200,000,000 shares of Common Stock with a par value of $ .0001 per share.

In August of 1995, Hy-Poll acquired all of the issued and outstanding shares of the Company's Common Stock. On December 21, 1995 the Company amended its Certificate of Incorporation changing its corporate name to Universal Turf, Inc. The Company then amended the name again on November 8, 1999, changing its corporate name to Universal Media Holdings, Inc.

On February 14, 2000, the Company purchased 100 percent of the outstanding stock of E-Trans Logistics, Inc. (E-Trans), formerly known as Gerard for 6,297,348 shares of Universal. E-Trans is a trucking, transport and logistics company located in New Jersey. Universal had no operating assets prior to its acquisition of E-Trans. The fair value of E-Trans approximately equaled the cost basis of the assets.

On March 27, 2000, the Company acquired all the outstanding shares of Net-Tronics for $100,000 and 250,000 shares of Universal Media stock. This resulted in $100,000 of goodwill that was subsequently written off. Net-Tronics had no operations since formation. Immediately subsequent to the aforementioned, Universal merged into its wholly owned subsidiary, dissolving its subsidiary with Universal.

Discontinued Operations

Subsequent to year end, the Company made a determination to exit its trucking, transport and logistics operation after the acquisition of E-Trans due to continuing losses. The Company incurred a one-time charge of $25,000 related to an accrual for estimated expenses during the phase out period. The Company plans to settle with the lessor and other creditors of the operations. The disposition of the transport business represents a disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, results of this operation have been classified as discontinued. Since this is the only operation, its discontinuation raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to merge with an operating entity.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS



Assets and liabilities of the discontinued operations at September 30, 2000 were as follows:

          Current assets                                   $  56,358
          Property, plant and equipment                        3,200
          Current liabilities                                545,260
          Long-term liabilities                              215,059
                                                           ---------

          Net assets of discontinued operations            $ 819,877
                                                           =========


NOTE 2 --SIGNFICANT ACCOUNTING POLICIES

Principles of Consolidation -- The consolidated financial statements include the accounts of Universal Media Holdings, Inc. and its wholly owned subsidiary, E-Translogistics from date of acquisition. All significant intercompany accounts and transactions have been eliminated in the consolidation of the Company's subsidiary.

Use of Estimates in Financial Statements -- Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Cash and Cash Equivalents -- For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

Fixed Assets -- For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income for the period. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. There was no depreciation for the three months ended December 31, 1999.

Advertising Costs -- Advertising costs are charged to operations when incurred. There were no advertising expenses for the three months ended December 31, 1999.

Income Taxes -- The provision for income taxes are computed based on the pretax loss included in the Statement of Income. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS



Earnings Per Common Share -- Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. Earnings per share amounts have been adjusted to reflect the one-for-two split of the Company's common shares which occurred on November 3, 1999. There was no material difference between basis earnings per share and diluted earnings per share

NOTE 3 -- RELATED PARTY TRANSACTIONS

The Company has advanced approximately $40,000 to an entity that is owned by the majority owners of Universal Holdings and one who is also a director/officer of the Company.

NOTE 4 --CREDIT ARRANGEMENT

On February 1, 2000, the Company entered into a factoring and security agreement with Metro Factory's, Inc. (Metro), a financial institution that specializes in factoring transactions. The Company identified certain customers and sold related receivables to Metro for their face value. All the invoices purchased by Metro from the Company constituted a sale with legal title passing to Metro including its right to use those invoices as collateral. The Company was able to borrow up to 90 percent of the total face value sold at an interest rate of 2.75 over the base-lending rate of Key Bank National Association of Cleveland, Ohio, which was 8.75 percent. The Company also pays Metro a commission equal to .6 percent of the face amount of invoices purchased and an additional .25 percent due each fifteenth day period beginning with 61st date on the invoice.

All invoices are purchased on a recourse basis. Invoices unpaid in excess of 90 days are deemed uncollectible and the Company agrees to repurchase these invoices from Metro at the full-face amounts.

At the time of the sale, the Company recognizes the sale of such invoices and any losses of the face value including any commissions owed Metro. At the time an invoice is presented back for repayment, the Company records it at its estimated fair value and recognizes any losses.

Metro has the right to inspect all books and records of the Company at any time including required certain financial reporting.

This credit arrangement is personally guaranteed by two stockholders of the Company and cross-collaterized with another corporation in which these two stockholders have common ownership. Additionally Metro has a blanket security interest in assets of the Company.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS



NOTE 5 --STOCKHOLDERS' EQUITY

Stock Split -- On November 3, 1999, the Company consented to a one-for-two hundred reverse stock split of its common stock. Stockholders' equity has been restated to give retroactive recognition to the reverse stock split in prior periods.

Preferred Stock - 2,000,000 shares of Preferred Stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a "series" of the shares to be issued and designate preferences, privileges and restrictions applicable to that series. To date, the Board of Directors has not designated or issued any series of Preferred Stock.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

Included in the accounts payable is approximately $28,000 which represents judgements brought against the Company. These judgments are related to unpaid invoices.

NOTE 7 - INCOME TAXES

The Company did not provide any current or deferred U.S. federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability.

At September 30, 2000, the Company had net operating loss of approximately $250,000, related to U.S. federal and state jurisdictions. Utilization of net operating loss, which begins to expire at various times starting this year, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS



NOTE 8 - PRO FORMA UNAUDITED INFORMATION

The following unaudited pro forma data summarizes the results of operations for the twelve months ended September 30,2 000 and1999 as the acquisition of E-Trans (see Note 1) had been completed as of the beginning of periods presented. These pro forma amounts do not purport to be representative of what would have been obtained if the acquisition occurred at the beginning of the period presented.


                                               2000                1999
                                           -----------         -----------

          Revenues                         $   883,000         $ 1,615,000
                                           ===========         ===========

          Net loss                         $  (841,000)        $  (473,000)
                                           ===========         ===========

          Earnings per share
            Basic                                (0.07)              (0.04)
                                           ===========         ===========