Form 10QSB
period 2000-12-31
UNIVERSAL MEDIA HOLDINGS INC
filed 2001-03-01
CIK 1100779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2000

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-28459

                         Universal Media Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                       22-3360133
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    220 Middlesex Avenue, Carteret, NJ 07008
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code           732-969-5657
                                                      --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X  NO   .
                                      ---   ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                                22-3360133
-------------------------------                  -------------------------------
Common shares, $.0001 par value                               12,059,356
                                                 -------------------------------

UNIVERSAL MEDIA HOLDINGS, INC.
AND SUBSIDIARY


TABLE OF CONTENTS


PART I:       FINANCIAL INFORMATION

    ITEM 1    FINANCIAL STATEMENTS:

        Balance Sheets as of December 31, 2000 and
          September 30, 2000                                                   1
        Statements of Operations and Accumulated
          Deficit for the three months ended December 31, 2000 and 1999        2
        Statements of Cash Flows for the
          three months ended December 31, 2000 and 1999                        4
        Notes to the Financial Statements                                      5

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 7

PART II:      OTHER INFORMATION

    ITEM 1    LEGAL PROCEEDINGS                                                8

    ITEM 2    CHANGES IN SECURITIES                                            8

    ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                  8

    ITEM 4    SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                              8

    ITEM 5    OTHER INFORMATION                                                8

    ITEM 6    EXHIBITS AND REPORTS OF FORM 8-K                                 8

    Signature                                                                  9


UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
BALANCE SHEETS

                                                       December 31,    September 30,
                                                            2000             2000
                                                      -------------    -------------
                                                       (unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                         $        --      $        --
    Accounts receivable                                        --             17,144
    Loan to affiliate                                        39,214           39,214
                                                      -------------    -------------

                   Total current assets                      39,214           56,358

PROPERTY AND EQUIPMENT, net                                    --              3,200
                                                      -------------    -------------

                                                      $      39,214    $      59,558
                                                      =============    =============



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses             $     886,328    $     846,726
    Credit line - Metro                                     141,787          199,299
    Accrual disposition costs                                25,000           25,000
    Other current liabilities                                30,760           30,760
                                                      -------------    -------------

                   Total current liabilities              1,083,875        1,101,785
                                                      -------------    -------------

STOCKHOLDERS' DEFICIT
    Preferred stock, no par value,
       2,000,000 shares authorized, 0 shares issued            --               --
    Common stock, $.001 par value,
       200,000,000 shares authorized,
       11,284,346 issued and outstanding                     11,284           11,284
    Additional paid-in capital                            2,133,444        2,133,444
    Accumulated deficit                                  (3,189,389)      (3,186,950)
                                                      -------------    -------------

                                                         (1,044,661)      (1,042,222)
                                                      -------------    -------------

                                                      $      39,214    $      59,563
                                                      =============    =============



See review report of independent accountant and notes to financial statements.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)


                                                   Three months ended
                                                      December 31,
                                                 ----------------------
                                                   2000         1999
                                                 ---------    ---------

REVENUES EARNED                                  $    --      $  72,756

COST OF REVENUES EARNED                               --           --
                                                 ---------    ---------

          GROSS PROFIT                                --         72,756

GENERAL AND ADMINISTRATIVE EXPENSES                 39,602      117,798
                                                 ---------    ---------

          OPERATING LOSS BEFORE
             WRITE-OFF OF GOODWILL                 (39,602)     (45,042)

WRITE-OFF OF GOODWILL                                 --           --
                                                 ---------    ---------

          OPERATING LOSS                           (39,602)     (45,042)
                                                 ---------    ---------

OTHER INCOME (EXPENSE)
    Interest expense                                (4,000)        --
    Other income                                    28,901           42
                                                 ---------    ---------

          Total other income                        24,901           42
                                                 ---------    ---------

          LOSS FROM CONTINUING OPERATIONS
             BEFORE PROVISION FOR INCOME TAXES     (14,701)     (45,000)

INCOME TAXES                                          --           --
                                                 ---------    ---------

          LOSS FROM CONTINUING OPERATIONS
             AFTER PROVISION FOR INCOME TAXES      (14,701)     (45,000)
                                                 ---------    ---------

DISCONTINUED OPERATIONS
    Net income from discountinued operations,
       net of income taxes of $0                    15,467         --
    Provision  for abandonment of fixed assets
       during phaseout period, net of income
       taxes of $0                                  (3,200)        --
                                                 ---------    ---------

                                                    12,267         --
                                                 ---------    ---------

NET INCOME                                       $  (2,434)   $ (45,000)
                                                 =========    =========



See review report of independent accountant and notes to financial statements.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)
     - continued

                                                    Three months ended
                                                       December 31,
                                              ----------------------------
                                                   2000            1999
                                              ------------    ------------

LOSS PER SHARE
    Basic                                     $       --      $       --
                                              ============    ============


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                       11,284,346      12,059,356
                                              ============    ============


ACCUMULATED DEFICIT, Beginning of period      $  3,186,955    $ (2,476,836)

NET LOSS                                            (2,434)        (45,000)
                                              ------------    ------------

ACCUMULATED DEFICIT, End of period            $  3,184,521    $ (2,521,836)
                                              ============    ============










See review report of independent accountant and notes to financial statements.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY

STATEMENTS OF CASH FLOWS (unaudited)

                                                          Three months ended
                                                             December 31,
                                                        ----------------------
                                                          2000         1999
                                                        ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $  (2,434)   $ (45,000)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Loss on abandonment of fixed assets               5,634         --
          Changes in assets and liabilities:
             Accounts receivables                          17,144      (95,976)
             Other assets                                    --           --
             Accounts payable and accrued expenses         39,601     (209,465)
             Loan payable - stockholder                      --        306,608
                                                        ---------    ---------

                Net cash provided by (used in)
                   operating activities                    59,945      (43,833)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net reduction in Metro credit line                    (57,512)        --
    Issuance of common stock                                 --         90,000
    Write-off of goodwill and adjustments
       to effectuate acquisition                             --           --
                                                        ---------    ---------

                Net cash (used in) provided by
                   financial activities                   (57,512)      90,000
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                       --           --
                                                        ---------    ---------

                Net cash used by investing activities        --           --
                                                        ---------    ---------

                NET INCREASE IN CASH
                   AND CASH EQUIVALENTS                     2,433       46,167

CASH AND CASH EQUIVALENTS, Beginning                         --          1,012
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, Ending                       $   2,433    $  47,179
                                                        =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                       $   4,000    $    --
                                                        =========    =========

    Income taxes paid                                   $    --      $    --
                                                        =========    =========



See review report of independent accountant and notes to financial statements.

UNIVERSAL MEDIA HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS (unaudited)



NOTE 1 -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses and cash deficits from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters, which are also discussed in Note 2, are dependent upon the Company's ability to merge with an operating entity, and to obtain additional financing. The presented financial statements do not include any adjustments which might result from the outcome of these uncertainties.

In the opinion of management and subject to the discussion above, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of Universal Media Holdings, Inc. and subsidiary (the Corporation or Company) as of December 31, 2000, the consolidated results of their operations for the three months ended December 31, 2000 and 1999, and their cash flows for the three months ended December 31, 2000 and 1999. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the ate of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from those estimates.

NOTE 2 -- ORGANIZATION, NATURE OF BUSINESS AND DISCONTINUED OPERATIONS

Organization

Universal Media Holdings, Inc. (the Company) was originally incorporated in Delaware as Tyconda Minerals Corp. in December of 1969. In February 1972, the Company merged leaving Tyconda Minerals Corp. as the surviving corporation. In November 1983, the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Hy-Poll Technology, Inc. That amendment also changed the capital structure of the corporation from an authorization to issue 5,000,000 shares of Common Stock with a par value of $.01 per share, to an authorization to issue 200,000,000 shares of Common Stock with a par value of $.0001 per share.

In August of 1995, Hy-Poll acquired all of the issued and outstanding shares of the Company's Common Stock. On December 21, 1995, the Company amended its Certificate of Incorporation changing its corporate name to Universal Turf, Inc. The Company then amended the name again on November 8, 1999, changing its corporate name to Universal Media Holdings, Inc.

UNIVERSAL MEDIA HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS (unaudited)



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

NOTE 3 -- CREDIT LINE

The Company no longer meets the required collateral lending ratios to continue the credit arrangement and is in technical default of its obligations. The Company is currently negotiating a settlement with the lender to resolve this debt.

UNIVERSAL MEDIA HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Discontinued Operations

Subsequent to year end, the Company made a determination to exit its trucking, transport and logistics operation after the acquisition of E-Trans due to continuing losses. The Company plans to settle with its primary secured creditor (Metro), lessor, and other creditors of the operations. The disposition of the transport business represents a disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, results of this operation have been classified as discontinued. Since this is the only operation, its discontinuation raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to merge with an operating entity.

As a result of the operations problems of the Company, it has relocated its corporate offices to Carteret, New Jersey. Upon completion of any transaction, the Company will most likely relocate to another location.

In the last quarter of fiscal year 2000, the Company had no operations of any type and no revenue or sales other than incurring additional administrative expenses for professional and consulting fees. The likelihood of the Company being re-started is dependent upon the Company obtaining outside sources of capital and the ability to make an acquisition.

Financial Condition and Liquidity

The Company is in default on its primary credit arrangement and is in the process of negotiating a settlement with the lender. There can be no assurance that a settlement can be reached and what the amount of settlement will be. There is no other source of secured financing for the Company.

UNIVERSAL MEDIA HOLDINGS, INC.
PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

None involving the parent at this time. There is possibly litigation involving the Company's Credit Line, although none has been instituted as of this date.

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 -- EXHIBITS AND REPORTS OF FORM 8-K

A report was filed on April 14, 2000 for the acquisition of Net-Tronics by Universal Medial Holdings, Inc.

A report was filed on January 8, 2001, for the resignation of Director and Officer Michael S. Krome

UNIVERSAL MEDIA HOLDINGS, INC.
SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Media Holdings, Inc.
-----------------------------------------
(Registrant)

March 1, 2001
-----------------------------------------
(Date)

James W. Zimbler, CEO
-----------------------------------------
(Name)