Form 10QSB
period 2001-03-31
UNIVERSAL MEDIA HOLDINGS INC
filed 2001-06-18
CIK 1100779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-28459

                         Universal Media Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                      22-3360133
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    540 North Avenue Union, New Jersey, NJ   07083
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code   877-890-9719
                                                    ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      YES [X] NO [ ].


Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                            22-3360133
-------------------------------                  -------------------------------
Common shares, $.0001 par value                         138,000,000
                                                 ----------------------

UNIVERSAL MEDIA HOLDINGS, INC.
AND SUBSIDIARY

TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Balance Sheet as of March 31, 2001 and
            September 30, 2000                                                 3
          Consolidated Statement of Operations and Accumulated Deficit
            (unauditied) for the three months ended March 31, 2001
            and 2000                                                         4-5
          Consolidated Statement of Operations and Accumulated Deficit
            (unauditied) for the six months ended March 31, 2001
            and 2000                                                         6-7
          Consolidated Statement of Stockholders' Deficit for the six
            months ended March 31, 2001                                        8
          Consolidated Statement of Cash Flows for the six months ended
            March 31, 2001 and 2000                                            9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     7

PART II:  OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                   10

ITEM 2    CHANGES IN SECURITIES                                               10

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                     10

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

ITEM 5    OTHER INFORMATION                                                   10

ITEM 6    EXHIBITS AND REPORTS OF FORM 8-K                                    10

Signature                                                                     11


UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
BALANCE SHEETS



                                                        March 31,      September 30,
                                                            2001             2000
                                                      -------------    -------------
                                                        (unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                         $        --      $        --
    Accounts receivable                                        --             17,144
    Loan to affiliate                                        39,214           39,214
                                                      -------------    -------------

                   Total current assets                      39,214           56,358

PROPERTY AND EQUIPMENT, net                                    --              3,200
                                                      -------------    -------------

                                                      $      39,214    $      59,558
                                                      =============    =============



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses             $     886,328    $     846,726
    Credit line - Metro                                     141,787          199,299
    Accrual disposition costs                                25,000           25,000
    Other current liabilities                                30,760           30,760
                                                      -------------    -------------

                   Total current liabilities              1,083,875        1,101,785
                                                      -------------    -------------

STOCKHOLDERS' DEFICIT
    Preferred stock, no par value,
       2,000,000 shares authorized, 0 shares issued            --               --
    Common stock, $.001 par value,
       200,000,000 shares authorized,
       131,384,346 issued and outstanding                   131,384           11,284
    Additional paid-in capital                            2,118,444        2,133,444
    Accumulated deficit                                  (3,294,489)      (3,186,955)
                                                      -------------    -------------

                                                         (1,044,661)      (1,042,227)
                                                      -------------    -------------

                                                      $      39,214    $      59,558
                                                      =============    =============



See review report of independent accountant and notes to financial statements.
                                                                               3

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)


                                                   Three months ended
                                                       March 31,
                                                 ----------------------
                                                   2001         2000
                                                 ---------    ---------

REVENUES EARNED                                  $    --      $    --

COST OF REVENUES EARNED                               --           --
                                                 ---------    ---------

          GROSS PROFIT                                --           --

GENERAL AND ADMINISTRATIVE EXPENSES                105,100          577
                                                 ---------    ---------

          OPERATING LOSS BEFORE
             WRITE-OFF OF GOODWILL                (105,100)        (577)

WRITE-OFF OF GOODWILL                                 --           --
                                                 ---------    ---------

          OPERATING LOSS                          (105,100)        (577)
                                                 ---------    ---------

OTHER INCOME (EXPENSE)
    Interest expense                                  --           --
    Other income                                      --           --
                                                 ---------    ---------

          Total other income                          --           --
                                                 ---------    ---------

          LOSS FROM CONTINUING OPERATIONS
             BEFORE PROVISION FOR INCOME TAXES    (105,100)        (577)

INCOME TAXES                                          --           --
                                                 ---------    ---------

          LOSS FROM CONTINUING OPERATIONS
             AFTER PROVISION FOR INCOME TAXES     (105,100)        (577)
                                                 ---------    ---------

DISCONTINUED OPERATIONS
    Net income from discountinued operations,
       net of income taxes of $0                      --           --
    Provision  for abandonment of fixed assets
       during phaseout period, net of income
       taxes of $0                                    --           --
                                                 ---------    ---------

                                                      --           --
                                                 ---------    ---------

NET INCOME                                       $(105,100)   $    (577)
                                                 =========    =========



See review report of independent accountant and notes to financial statements.
                                                                               4

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)
  - continued


                                                Three months ended
                                                     March 31,
                                              ----------------------
                                                 2001        2000
                                              ----------   ---------

LOSS PER SHARE
    Basic                                            nil         nil
                                              ==========   =========


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                     11,284,346   1,000,000
                                              ==========   =========







See review report of independent accountant and notes to financial statements.
                                                                               5

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)


                                                    Six months ended
                                                        March 31,
                                                 ----------------------
                                                   2001         2000
                                                 ---------    ---------

REVENUES EARNED                                  $    --      $ 145,512

COST OF REVENUES EARNED                               --           --
                                                 ---------    ---------

          GROSS PROFIT                                --        145,512

GENERAL AND ADMINISTRATIVE EXPENSES                144,702      235,597
                                                 ---------    ---------

          OPERATING LOSS BEFORE
             WRITE-OFF OF GOODWILL                (144,702)     (90,085)

WRITE-OFF OF GOODWILL                                 --           --
                                                 ---------    ---------

          OPERATING LOSS                          (144,702)     (90,085)
                                                 ---------    ---------

OTHER INCOME (EXPENSE)
    Interest expense                                (4,000)        --
    Interest income                                     85
    Other income                                    28,901         --
                                                 ---------    ---------

          Total other income                        24,901           85
                                                 ---------    ---------

          LOSS FROM CONTINUING OPERATIONS
             BEFORE PROVISION FOR INCOME TAXES    (119,801)     (90,000)

INCOME TAXES                                          --           --
                                                 ---------    ---------

          LOSS FROM CONTINUING OPERATIONS
             AFTER PROVISION FOR INCOME TAXES     (119,801)     (90,000)
                                                 ---------    ---------

DISCONTINUED OPERATIONS
    Net income from discountinued operations,
       net of income taxes of $0                    15,467         --
    Provision  for abandonment of fixed assets
       during phaseout period, net of income
       taxes of $0                                  (3,200)        --
                                                 ---------    ---------

                                                    12,267         --
                                                 ---------    ---------

NET INCOME                                       $(107,534)   $ (90,000)
                                                 =========    =========



See review report of independent accountant and notes to financial statements.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)
  - continued


                                                  Six months ended
                                                     March 31,
                                              -----------------------
                                                 2001         2000
                                              ----------   ----------

LOSS PER SHARE
    Basic                                     $    (0.01)  $    (0.01)
                                              ==========   ==========


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                     11,284,346   12,059,356
                                              ==========   ==========









See review report of independent accountant and notes to financial statements.


UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT




                                   Preferred Stock                 Common Stock           Additional
                             ---------------------------   ---------------------------      Paid-in       Retained
                                Shares         Amount         Shares         Amount         Capital       Earnings         Total
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2000          --     $       --       11,284,346   $     11,284   $  2,133,444   $ (3,186,955)    (1,042,227)

Issuance of common stock             --             --             --      120,100,000        120,100        (15,000)       105,100

Net loss                             --             --             --             --             --         (107,534)      (107,534)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2001              --     $       --      131,384,346   $    131,384   $  2,118,444   $ (3,294,489)  $ (1,044,661)
                             ============   ============   ============   ============   ============    ============  ============



See review report of independent accountant and notes to financial statements.
                                                                               8

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF CASH FLOWS (unaudited)



                                                           Six months ended
                                                               March 31,
                                                        ----------------------
                                                          2001         2000
                                                        ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $(107,534)   $ (90,000)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Loss on abandonment of fixed assets               3,200         --
          Changes in assets and liabilities:
             Accounts receivables                          17,144     (191,953)
             Other assets                                    --       (418,930)
             Accounts payable and accrued expenses         39,602      613,217
             Loan payable - stockholder                      --           --
                                                        ---------    ---------

                Net cash provided by (used in)
                   operating activities                   (47,588)     (87,666)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net reduction in Metro credit line                    (57,512)        --
    Issuance of common stock                              105,100       90,000
    Write-off of goodwill and adjustments
       to effectuate acquisition                             --           --
                                                        ---------    ---------

                Net cash (used in) provided by
                   financial activities                    47,588       90,000
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                       --           --
                                                        ---------    ---------

                Net cash used by investing activities        --           --
                                                        ---------    ---------

                NET INCREASE IN CASH
                   AND CASH EQUIVALENTS                      --          2,334

CASH AND CASH EQUIVALENTS, Beginning                         --          1,012
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, Ending                       $    --      $   3,346
                                                        =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                       $   4,000    $    --
                                                        =========    =========

    Income taxes paid                                   $    --      $    --
                                                        =========    =========



See review report of independent accountant and notes to financial statements.
                                                                               9

UNIVERSAL MEDIA HOLDINGS, INC.
PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings

         None

ITEM 2 - Changes in Securities

         None

ITEM 3 - Defaults upon Senior Securities

         None

ITEM 4 - Submission of Matters to a Vote of Security Holders

         None

ITEM 5 - Other Information

         None

ITEM 6 --EXHIBITS AND REPORTS OF FORM 8-K

A report was filed on January 8, 2001, indicating that Michael S. Krome has resigned as an officer and director of the Registrant A report was filed on March 2, 2001, indicating that the previous President, James W. Zimbler and Board of Directors had resigned and were replaced by the current management.

A report was filed on March 30, 2001, indicating a change in control of the Registrant, and a change in the location of the location of the office of the Registrant

A report was filed on May 30, 2001, to complete the change of Independent Auditor of the Registrant

UNIVERSAL MEDIA HOLDINGS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNIVERSAL MEDIA HOLDINGS, INC.



June 18, 2001                            By:  /s/ Anthony Vigliotti
------------------                          -------------------------
(Date)                                      Anthony Vigliotti,
                                            President