Form 10QSB/A
period 2001-03-31
UNIVERSAL MEDIA HOLDINGS INC
filed 2001-06-20
CIK 1100779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A

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

TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Review Report of Independent Accountant                              1
          Consolidated Balance Sheet as of March 31, 2001 and
            September 30, 2000                                                 3
          Consolidated Statement of Operations and Accumulated Deficit
            (unauditied) for the three months ended March 31, 2001
            and 2000                                                         4-5
          Consolidated Statement of Operations and Accumulated Deficit
            (unauditied) for the six months ended March 31, 2001
            and 2000                                                         6-7
          Consolidated Statement of Stockholders' Deficit for the six
            months ended March 31, 2001                                        8
          Consolidated Statement of Cash Flows for the six months ended
            March 31, 2001 and 2000                                            9
          Notes to Financial Statements                                    10-11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II:  OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                   12

ITEM 2    CHANGES IN SECURITIES                                               12

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                     12

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 12

ITEM 5    OTHER INFORMATION                                                   12

ITEM 6    EXHIBITS AND REPORTS OF FORM 8-K                                    12

Signature                                                                     13

                         UNIVERSAL MEDIA HOLDINGS, INC.
                                 AND SUBSIDIARY

                          REVIEWED FINANCIAL STATEMENTS

                      March 31, 2001 and September 30, 2000

REVIEW REPORT OF INDEPENDENT ACCOUNTANT




To the Board of Directors
  and Stockholders
Universal Media Holdings, Inc.




I have reviewed the accompanying consolidated balance sheet of Universal Medial Holdings, Inc. and subsidiary as of March 31, 2001, and the related consolidated statements of operations and accumulated deficit, and cash flows for the three and six months then ended, and the statement of cash flows for the six months then ended. These financial statements are the responsibility of the corporation's management.

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

Based on my review, I am not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 1 to the interim financial statements (and Note 1 to the annual financial statements for the year ended September 30, 2000), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the respective financial statements.

I have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Universal Media Holdings, Inc. and subsidiary as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in my report dated February 13, 2001, I expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Corporations' ability to continue as a going concern. In my opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.







 /s/ Aaron Stein
----------------------------
Aaron Stein
Certified Public Accountant
Woodmere, New York
June 15, 2001


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

In the opinion of management and subject to the discussion above, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of Universal Media Holdings, Inc. and subsidiary (the Corporation or Company) as of March 31, 2001, the consolidated results of their operations for the six months ended March 31, 2001 and 2000, and their cash flows for the six months ended March 31, 2001 and 2000. Such adjustments are generally of a normal recurring nature and include adjustments to certain accruals and asset reserves to appropriate levels.

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


NOTE 3 -- CREDIT LINE

The Company no longer meets the required collateral lending ratios to continue the credit arrangement and is in technical default of its obligations. The Company is currently negotiating a settlement with the lender to resole this debt.

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