Form 10QSB
period 2001-06-30
UNIVERSAL MEDIA HOLDINGS INC
filed 2001-08-14
CIK 1100779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 000-28459

                         Universal Media Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                      22-3360133
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    540 North Avenue Union, New Jersey, NJ   07083
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code    908-351-7769
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

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                            22-3360133
-------------------------------                  -------------------------------
Common shares, $.0001 par value                             138,000,000
                                                 -------------------------------

UNIVERSAL MEDIA HOLDINGS, INC.
AND SUBSIDIARY

TABLE OF CONTENTS

PART I:         FINANCIAL INFORMATION

    ITEM 1.     FINANCIAL STATEMENTS:

        Review Report of Independent Accountants                           3 - 4
        Consolidated Balance Sheet as of June 30, 2001 and
          September 30, 2000                                                   5
        Consolidated Statement of Income for the three months
          ended and the nine months ended June 30, 2001 and 2000           6 - 8
        Consolidated Statement of Stockholders' Equity for the six
          months ended June 30, 2001                                           9
        Consolidated Statement of Cash Flows for the year-to-date
          Periods June 30, 2001 and 2000                                      10

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           11-12

PART II:        OTHER INFORMATION

ITEM 1          LEGAL PROCEEDINGS                                             13

ITEM 2          CHANGES IN SECURITIES                                         13

ITEM 3          DEFAULTS UPON SENIOR SECURITIES                               13

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           13

ITEM 5          OTHER INFORMATION                                             13

ITEM 6          EXHIBITS AND REPORTS OF FORM 8-K                              13

Signature                                                                    14

REVIEW REPORT OF INDEPENDENT ACCOUNTANT




To the Board of Directors
  and Stockholders
Universal Media Holdings, Inc.




I have reviewed the accompanying consolidated balance sheet of Universal Medial Holdings, Inc. and subsidiary as of June 30, 2001, and the related consolidated statements of operations and accumulated deficit, and cash flows for the three and nine months then ended, and the statement of cash flows for the nine months then ended. These financial statements are the responsibility of the corporation's management.

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








Aaron Stein
Certified Public Accountant
Woodmere, New York
August 14, 2001

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
BALANCE SHEETS






                                                      June 30,     September 30,
                                                         2001           2000
                                                     -----------    -----------
                                                     (unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                        $      --      $      --
    Accounts receivable                                     --           17,144
    Loan to affiliate                                     39,214         39,214
                                                     -----------    -----------

                   Total current assets                   39,214         56,358

PROPERTY AND EQUIPMENT, net                                 --            3,200
                                                     -----------    -----------

                                                     $    39,214    $    59,558
                                                     ===========    ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses            $   886,328    $   846,726
    Credit line - Metro                                  141,787        199,299
    Accrual disposition costs                             25,000         25,000
    Other current liabilities                             30,760         30,760
                                                     -----------    -----------

                   Total current liabilities           1,083,875      1,101,785
                                                     -----------    -----------

STOCKHOLDERS' DEFICIT
    Preferred stock, no par value,
       2,000,000 shares authorized, 0 shares issued         --             --
    Common stock, $.001 par value,
       200,000,000 shares authorized,
       131,384,346 issued and outstanding                131,384         11,284
    Additional paid-in capital                         2,118,444      2,133,444
    Accumulated deficit                               (3,294,489)    (3,186,955)
                                                     -----------    -----------

                                                      (1,044,661)    (1,042,227)
                                                     -----------    -----------

                                                     $    39,214    $    59,558
                                                     ===========    ===========




See review report of independent accountant and notes to financial statements.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)


                                                 Three months ended
                                                      June 30,
                                              -----------------------
                                                 2001         2000
                                              ----------   ----------

REVENUES EARNED                               $     --     $  205,921

COST OF REVENUES EARNED                             --        120,862
                                              ----------   ----------

          GROSS PROFIT                              --         85,059

GENERAL AND ADMINISTRATIVE EXPENSES                 --         79,794
                                              ----------   ----------

          OPERATING INCOME                          --          5,265
                                              ----------   ----------

OTHER INCOME (EXPENSE)
    Interest expense                                --           --
    Other income                                    --             91
                                              ----------   ----------

          Total other income                        --             91
                                              ----------   ----------

          INCOME BEFORE PROVISION
                FOR INCOME TAXES                    --          5,356

INCOME TAXES                                        --           --
                                              ----------   ----------



NET INCOME                                    $     --     $    5,356
                                              ==========   ==========



LOSS PER SHARE
    Basic                                            nil          nil
                                              ==========   ==========


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                     11,284,346    1,000,000
                                              ==========   ==========


See review report of independent accountant and notes to financial statements.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)


                                                    Nine months ended
                                                        June 30,
                                                 ----------------------
                                                   2001         2000
                                                 ---------    ---------

REVENUES EARNED                                  $    --      $ 406,430

COST OF REVENUES EARNED                               --        242,384
                                                 ---------    ---------

          GROSS PROFIT                                --        164,046

GENERAL AND ADMINISTRATIVE EXPENSES                144,702      295,910
                                                 ---------    ---------

          OPERATING LOSS BEFORE
             WRITE-OFF OF GOODWILL                (144,702)    (131,864)

WRITE-OFF OF GOODWILL                                 --       (100,025)
                                                 ---------    ---------

          OPERATING LOSS                          (144,702)    (231,889)
                                                 ---------    ---------

OTHER INCOME (EXPENSE)
    Interest expense                                (4,000)        --
    Interest income                                    171
    Other income                                    28,901         --
                                                 ---------    ---------

          Total other income                        24,901          171
                                                 ---------    ---------

          LOSS FROM CONTINUING OPERATIONS
             BEFORE PROVISION FOR INCOME TAXES    (119,801)    (231,718)

INCOME TAXES                                          --           --
                                                 ---------    ---------

          LOSS FROM CONTINUING OPERATIONS
             AFTER PROVISION FOR INCOME TAXES     (119,801)    (231,718)
                                                 ---------    ---------

DISCONTINUED OPERATIONS
    Net income from discountinued operations,
       net of income taxes of $0                    15,467         --
    Provision  for abandonment of fixed assets
       during phaseout period, net of income
       taxes of $0                                  (3,200)        --
                                                 ---------    ---------

                                                    12,267         --
                                                 ---------    ---------

NET INCOME                                       $(107,534)   $(231,718)
                                                 =========    =========



See review report of independent accountant and notes to financial statements.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)
     - continued


                                                 Nine months ended
                                                      June 30,
                                              -----------------------
                                                 2001         2000
                                              ----------   ----------

LOSS PER SHARE
    Basic                                            nil          nil
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
                                              ==========   ==========


See review report of independent accountant and notes to financial statements.
                                                                              8


UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT







                                    Preferred Stock               Common Stock         Additional
                              --------------------------  --------------------------    Paid-in       Retained
                                 Shares        Amount        Shares        Amount       Capital       Earnings       Total
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------


Balance, September 30, 2000           --     $      --      11,284,346  $     11,284  $  2,133,444  $ (3,186,955)   (1,042,227)

Issuance of common stock              --            --     120,100,000       120,100       (15,000)                    105,100

Net loss                              --            --            --            --            --        (107,534)     (107,534)
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, June 30, 2001                --    $       --    131,384,346   $    131,384  $  2,118,444  $ (3,294,489) $ (1,044,661)
                              ============  ============  ============  ============  ============  ============  ============


UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF CASH FLOWS (unaudited)




                                                           Nine months ended
                                                               June 30,
                                                        ----------------------
                                                          2001         2000
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $(107,534)   $(231,718)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Loss on abandonment of fixed assets               3,200         --
          Changes in assets and liabilities:
             Accounts receivables                          17,144     (361,513)
             Loan to affiliate                               --       (141,164)
             Other assets                                    --       (277,921)
             Accounts payable and accrued expenses         39,602      835,794
             Loan payable - stockholder                      --        100,000
                                                        ---------    ---------

                Net cash provided by (used in)
                   operating activities                   (47,588)     (76,522)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net reduction in Metro credit line                    (57,512)        --
    Issuance of common stock                              105,100           25
    Write-off of goodwill and adjustments
       to effectuate acquisition                             --        107,419
                                                        ---------    ---------

                Net cash (used in) provided by
                   financial activities                    47,588      107,444
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                       --         (3,200)
                                                        ---------    ---------

                Net cash used by investing activities        --         (3,200)
                                                        ---------    ---------

                NET INCREASE IN CASH
                   AND CASH EQUIVALENTS                      --         27,722

CASH AND CASH EQUIVALENTS, Beginning                         --          1,012
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, Ending                       $    --      $  28,734
                                                        =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                       $   4,000    $    --
                                                        =========    =========

    Income taxes paid                                   $    --      $    --
                                                        =========    =========



See review report of independent accountant and notes to financial statements.
                                                                              10

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

         None

ITEM 5 - Other Information

         None

ITEM 6 --EXHIBITS AND REPORTS OF FORM 8-K


A report was filed on August 1, 2001, to complete advise of the change of phone number of the registrant.

UNIVERSAL MEDIA HOLDINGS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNIVERSAL MEDIA HOLDINGS, INC.



August 14, 2001                          By:  /s/ Anthony Vigliotti
------------------                          -------------------------
(Date)                                      Anthony Vigliotti,
                                            President