Form 10KSB
period 2001-09-30
UNIVERSAL MEDIA HOLDINGS INC
filed 2002-02-12
CIK 1100779

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
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     22-336133
--------------------------------         ---------------------------------------
(State of other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

                 68A Lamar Street, West Babylon, New York 11704
                    -----------------------------------------
                     Address of principal executive offices

        Registrant's telephone number, including area code: 631-491-5200

        Securities registered pursuant to Section 12(b) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form -KSB. [X]

State  issuer's  revenues for its most recent  reporting  period  (Fiscal  year)
 ..........$0.00

Aggregate market value of the voting stack held by non-affiliates of the registrant at September 30, 2001 was $11,000.00. The bid price of the common stock at that date was $0.01.

                          UNIVERSAL MEDIA HOLDING, INC.

                               Form 10-KSB - Index

                  For the Fiscal Year Ended September 31, 2001

PART I
                                                                            Page

Item 1.           Business                                                    1
Item 2.           Properties                                                  2
Item 3.           Legal Proceedings                                           2
Item 4.           Submission of Matter to a Vote of                           2
                           Security Holders

PART II

Item 5.           Market of Registrant's Securities and
                           Related Stockholder Matters                        3
Item 6.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations      3
Item 7.           Consolidated Financial Statements and
                           Supplementary Data                                 4
Item 8.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosures            4

PART III

Item 9.           Directors and Executive Officers of the Registrant          5
Item 10.          Executive Compensation                                      6
Item 11.          Security Ownership of Certain Beneficial Owners
                           and Management                                     6
Item 12           Certain Relationships and Related Transactions              7


Part IV

Item 13.          Exhibits, Consolidated Financial Statements,                8
                           Schedules and Reports on Form 8-K

Signatures                                                                    9

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


                                     PART I

Item 1.           Business

         The Company was originally incorporated in Delaware as Tyconda Minerals Corp. in December of, 1969. On February 11, 1970, the Tyconda Minerals Corp. (Delaware) merged with Tyconda Minerals Corporation (Nevada), with Tyconda Minerals Corp. (Delaware) as the surviving corporation. On November 2, 1983, the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Hy-Poll Technology, Inc. That Certificate of Amendment also changed the capital of the corporation from an authorization to issue 5,000,000 shares of Common Stock with a par value of $.0001 per share, to an authorization to issue 200,000,000 shares of Common Stock with a par value of $.0001 per share.

         On December 21, 1995, the Company amended its Certificate of Incorporation changing its corporate name to Universal Turf, Inc. The Company amended its Certificate of Incorporation again on November 8, 1999, changing its corporate name to Universal Media Holdings, Inc. ("UMH").

Business- Corporate Structure
         As Universal Turf, Inc., our business was based on the marketing, installation and maintenance of synthetic surface material for sports and recreational fields. While that business has been profitable, we have changed our primary business direction to the entertainment and Internet industries. On February 14, 2000, we entered into an agreement with E-Trans-Logistics, Inc. ("E-Trans") whereby we purchased all issued and outstanding shares or Common Stock of E-Trans with Universal Media Holding, Inc. Common Stock. E-Trans, now our wholly owned subsidiary, was a trucking, transport and logistics company having its offices and warehouse in Carlstadt, New Jersey.

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


Item 2.           Description of Property

         On December 4, 2001, the company relocated its offices to 68A Lamar Street, West Babylon, New York 11704, (631) 491-5200. We occupy approximately 400 square feet of space. There is no lease and we are month-to-month tenants. We share space with two other companies in order to avoid paying excessive rent. The space is not sufficient to operate the Company if operations resume and acquisitions of new business and other corporations occurs. At that time the Company will be forced to relocate.

         During the last fiscal year we also occupied 500 square feet of office space at 110 Smithtown Boulevard, Nesconset, New York 11767. This was used as a corporate office. the rent at the Nesconset Office was $600 per month as a sublease from another tenant. The leasehold has been vacated. We also leased approximately 500 square feet of space at 200 Middlesex Avenue, Carteret, New Jersey 07008, for use as the principal executive and corporate offices. There was no lease and we were month to month tenants. Both locations have been vacated.


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

         There were no matters submitted to a vote of shareholders during the fourth quarter of 2001.

PART II

Item 5.          Market of  Registrant's  Securities  and  Related  Stockholder
                  Matters

         The Company's Common Stock is traded under the symbol "UMHD." From, May 14, 2000 until December 12, 2000, the Company was not traded on any exchange or quoting service, after being de-listed from the Over the Counter Bulletin Bard due to its failure to comply with Rule 6530. After December 12, 2000, the Common Stock was traded on the Over the Counter Bulletin Board of the NASD.


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


Item 7.           Consolidated Financial Statements and Supplementary Data

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None


PART III

Item 9.           Directors and Executive Officers of the Registrant

Directors and Executive Officers of Universal Media Holdings, Inc. (formerly Universal Turf, Inc.)

         Name                       Age              Position
         -------------              -----             --------
         Ramiro Pericon             29               Director
         Lance Lang                 27               Director

         Kenneth Parsteck           42               President



Ramiro Pericon
Dir. Corporate Relations, Witman Consulting Corp., New York, New York.
During the past 10 years Mr. Pericon has served as a Business Consultant, providing financial and administrative services to start-ups, middle market companies and companies in transition. As well, Mr. Pericon has established an organization to coordinate with various Companies with a view to initiating and implementing programs that have significant social and economic benefit to certain "developing" countries. From 1999 to the Present, he has coordinated the establishment of offices in Thailand, Korea, China and Australia to target certain noteworthy charitable projects to receive support over the next 10 years for.
In 1999, established organization for the coordination of programs and projects, worldwide that would have significant impact on social and economic levels to "developing countries"
From 1998 to 1999 engaged is a consulting practice to provide financial and administrative services to small and medium sized companies. Developed extensive experience in private sector financing, business development, and media relations, contract negotiations and Mergers and Acquisitions.
From 1995 to 1998 was an investment management at VTR Capital Group. After achieving licensing requirements, went on to serve as Senior Vice President and develop his portfolio management expertise by counseling large individual and institutional accounts.
In July 2001, agreed to serve as a director of the Company and brings a business organization background to the Company, with a great deal of actual application.


Lance Lang
Mr. Parsteck is a graduate of Adelphi University in 1980 with a BBA. He received an MBA from the University of Miami in 1983.  From 1990 he was employed by Delta
Manufacturing,   Inc.  in  Palisades   Park,   New  Jersey,   a  corrugated  box
manufacturer,  as a customer  service  manager.  From 1992 to 1997,  he was Vice
President of Operations of Total Freight Solutions of America, Inc., a logistics provider in Freehold New Jersey.  In 1997, he joined  Fortune  Media,  Inc., and
Fortune  Entertainment,  Inc., its  subsidiary,  as Vice President of Operation.
Fortune was a music label and media  company  located in New York,  New York. In
1998, he became  Vice-President  of Gerard Express,  Inc.,  which became E-Trans
Logistics,  Inc.,  Carteret,  New  Jersey.  In 2000,  he joined TTI  Holdings of
America Corp., New York, New York, as Vice President of Operations,  Mergers and
Acquisitions, until his appointment with Universal.


Item 10.          Executive Compensation

Compensation of Management

None of the named persons has received stock options or other such non-cash compensation during the current fiscal year, other than the shares of the Company as indicated herein in Item 11. No one has received an annual compensation package of $100,000 or more.



                  2001 Dollar    2001 Share     % of      % of       Exercise   Expiration
Officer/Director  Compensation   Compensation   Awarded   Warrants   Awarded    Price     Date
----------------------------------------------------------------------------------------------
Ramiro Pericone       -0-            -0-          none      none       none      none
Lance Lang            -0-            -0-          none      none       none      none
Kenneth Parsteck      -0-          120,000        none      none       none      none



Employment Agreements

We have an employment agreement with our interim President, Kenneth Parsteck. Pursuant to the agreement, he is to receive compensation of $3,000 per month. The Company has been unable to pay this compensation, except for December 2001, when the company filed a registration statement for 120,000 shares on Form S-8.

Item 11.          Security Ownership of Certain Beneficial Owners
                           and Management

The following table sets forth, as of September 30, 2001, regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. As of September 30, 2001, there were 131,634,346 shares issued and outstanding of record. As of December 31, 2001, there were 138,154,346 shares issued and outstanding.

                                SHARES OF         PERCENTAGE
NAME & ADDRESS OF               COMMON            AS OF 9/30/01(1)
BENEFICIAL OWNERS               STOCK
-------------------------       ----------        ----------------
Jeff Chisholm                   30,000,000                   22.7%
168 Hurd Avenue
Stratford, CT  06614

All Ten Enterprises, Inc.       30,000,000                   22.7%
540 North Avenue
Union, NJ  07083

Lance Lang                      15,000,000                   11.3%
540 North Avenue
Union, NJ  07083

Romaro Pericone                 15,000,000                   11.3%
c/o Whitman Enterprises
305 Broadway
Suite 305
New York, NY 10007


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

         EXHIBITS AND SEC REFERENCE NUMBERS

         Number            Title of Document
         ------            -----------------
         2(a)              Certificate of Incorporation (2)
         2(b)              Plan of Merger (2)
         2(c)              Agreement and Plan of Merger (2)
         2(d)              By-Laws (2)
         10.0              Employment Agreement with Kenneth Parsteck (1)

                  (1)     Filed Herewith.
                  (2)     Filed as exhibits to Form 8-K, April 14, 2000


(b)     Reports on Form 8-K

         Form 8-K filed May 24, 2001 advising of a change of auditors
         Form 8-K filed July 10, 2001 advising of the execution of a letter of intent to acquire assets of Del-Pais International Inc.
         Form 8-K filed August 1, 2002 advising of the change of the office location and phone number of the company,
         Form 8-K filed December 4, 2001 advising of a change of directors and officer and of the location of the office of the company and phone number.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    February 6, 2002        By: /s/ Kenneth Parsteck
                                    ----------------------------
                                    Kenneth Parsteck,
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


DATE                                SIGNATURE /TITLE

Date:    February 6, 2001        By: /s/ Kenneth Parsteck
                                    ----------------------------
                                    Kenneth Parsteck,
                                    President

                                    By: /s/ Ramiro Pericone
                                    -------------------------------
                                    Ramiro Pericone,
                                    Director

                                    By: /s/ Lance Lang
                                    ----------------------------
                                    Lance Lang,
                                    Director

                         UNIVERSAL MEDIA HOLDINGS, INC.
                                  & SUBSIDIARY

                          AUDITED FINANCIAL STATEMENTS

                     Years ended September 30, 2001 and 2000

UNIVERSAL MEDIA HOLDINGS, INC.
& SUBSIDIARY




TABLE OF CONTENTS

                                                                          Page

REPORT OF INDEPENDENT AUDITOR                                              F-1

FINANCIAL STATEMENTS

       Balance Sheet as of September 30, 2001                              F-2
       Statements of Operations for the periods
            ended September 30, 2001 and 2000                              F-3
       Statements of Stockholders' Deficiency for the
            periods  ended September 30, 2001 and 2000                     F-4
       Statements of Cash Flows for the periods
            ended September 30, 2001 and 2000                              F-5
       Notes to Financial Statements                                      F6-F10

REPORT OF INDEPENDENT AUDITOR


Board of Directors and Stockholders
Universal Media Holding, Inc. & Subsidiary


I have audited the accompanying consolidated balance sheets of Universal Media Holdings, Inc. as of September 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for each year ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Universal Media Holding, Inc. as of September 30, 2001, and the results of their operations and their cash flows for each of the two years ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 and 8 to the consolidated financial statements, the Company has experienced recurring net losses from its only operation and has decided to discontinue it. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




Aaron Stein,
Certified Public Accountant

Woodmere, New York
February 6, 2002

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
BALANCE SHEET
September 30, 2001


ASSETS


                   Total current assets               $      --
                                                      ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses             $   901,328
    Credit line - Metro                                   141,787
    Accrued disposition costs                              25,000
    Other current liabilities                              30,760
                                                      -----------

                   Total current liabilities            1,098,875
                                                      -----------



STOCKHOLDERS' DEFICIT
    Preferred stock, no par value,
       2,000,000 shares authorized, 0 shares issued          --
    Common stock, $.0001 par value,
       200,000,000 shares authorized,
       131,634,346 issued and outstanding                  13,163
    Additional paid-in capital                          2,236,915
    Accumulated deficit                                (3,348,953)
                                                      -----------

                                                       (1,098,875)
                                                      -----------

                                                      $      --
                                                      ===========


                 See accompanying notes to financial statements

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS

                                                    Years ended September 30,
                                                 ------------------------------
                                                       2001             2000
                                                 -------------    -------------
REVENUES EARNED                                  $        --      $        --

COST OF REVENUES EARNED                                   --               --
                                                 -------------    -------------

        GROSS PROFIT                                      --               --

GENERAL AND ADMINISTRATIVE EXPENSES                    184,166          261,126
                                                 -------------    -------------

        OPERATING LOSS BEFORE
          WRITE-OFF OF GOODWILL                       (184,166)        (261,126)

WRITE-OFF OF GOODWILL                                     --            240,000
                                                 -------------    -------------

        OPERATING LOSS                                (184,166)        (501,126)

OTHER INCOME
    Interest income                                       --                275
    Other income                                        28,901             --
    Interest expense                                   (19,000)         (20,957)
                                                 -------------    -------------

        Total other income                               9,901          (20,682)
                                                 -------------    -------------

        LOSS FROM CONTINUING OPERATIONS
          BEFORE PROVISION FOR INCOME TAXES           (174,265)        (521,808)

INCOME TAXES                                              --               --
                                                 -------------    -------------
        LOSS FROM CONTINUING OPERATIONS
          AFTER PROVISION FOR INCOME TAXES            (174,265)        (521,808)
                                                 -------------    -------------

DISCONTINUED OPERATIONS (Note 1)
    Net income discontinued operations, net of
      income taxes of $0                                15,467         (253,311)
    Provision of $25,000 for operating losses
      during phase out period, net of income
      taxes of $0                                       (3,200)         (25,000)
                                                 -------------    -------------

                                                        12,267         (278,311)
                                                 -------------    -------------

        NET INCOME                               $    (161,998)   $    (800,119)
                                                 =============    =============


LOSS PER SHARE
    Basic                                                  nil    $       (0.07)
                                                 -------------    -------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                          101,421,846       12,059,356
                                                 -------------    -------------


                 See accompanying notes to financial statements



UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT





                                      Preferred Stock              Common Stock          Additional
                                 -------------------------   -------------------------     Paid-in       Retained
                                   Shares        Amount        Shares        Amount        Capital       Earnings         Total
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, September 30, 1999      $      --            --      11,159,356   $     1,116   $ 2,018,622   $(2,386,836)       (367,098)

Issuance of common stock                --            --         124,990            12       124,978                       124,990

Net loss                                --            --            --            --             --        (800,119)      (800,119)
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, September 30, 2000             --            --      11,284,346         1,128     2,143,600     (3,186,955)    (1,042,227)

Issuance of common stock
    for services rendered               --            --      90,350,000         9,035        81,315                        90,350

Stock sold                              --            --      30,000,000         3,000        12,000           --           15,000

Net loss                                --            --            --            --            --         (161,998)      (161,998)
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, September 30, 2001      $      --            --     131,634,346   $    13,163   $ 2,236,915    $(3,348,953)   $(1,098,875)
                                 ===========   ===========   ===========   ===========   ===========    ===========    ===========




                 See accompanying notes to financial statements

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF CASH FLOWS




                                                    Years ended September 30,
                                                    --------------------------
                                                        2001           2000
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $  (161,998)   $  (800,119)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation and amortization                      --            2,500
        Issuance of common stock for services            90,350        124,990
        Loss on abondonment of fixed assets               3,200
        Write-off of goodwill                              --          240,000
        Changes in assets and liabilities:
          Accounts receivables                           17,144        (17,144)
          Loan to affiliate                              39,214        (39,214)
          Accounts payable and accrued expenses          54,602        518,616
                                                    -----------    -----------

            Net cash (used in) provided by
               operating activities                      42,512         29,629
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Reduction in credit facility                        (57,512)          --
    Proceeds from long term debt                           --          215,059
    Issuance of common stock                             15,000           --
                                                    -----------    -----------

            Net cash provided by (used in)
               financing activities                     (42,512)       215,059
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of subsidiary                              --         (240,000)
    Purchase of property and equipment                     --           (5,700)
                                                    -----------    -----------

            Net cash used by investing activities          --         (245,700)
                                                    -----------    -----------

            NET (DECREASE) INCREASE IN
               CASH AND CASH EQUIVALENTS                   --           (1,012)

CASH AND CASH EQUIVALENTS, Beginning                       --            1,012
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, Ending                   $      --      $      --
                                                    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                   $    19,000    $    20,957
                                                    -----------    -----------

    Income taxes paid                               $      --      $      --
                                                    -----------    -----------

                 See accompanying notes to financial statements

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

On February 14, 2000, the Company purchased 100 percent of the outstanding stock of E-Trans Logistics, Inc. (E-Trans), formerly known as Gerard Express, Inc. for 6,297,348 shares of Universal. E-Trans is a trucking, transport and logistics company located in New Jersey. Universal had no operating assets prior to its acquisition of E-Trans. The fair value of E-Trans approximately equaled the cost basis of the assets.

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

Discontinued Operations

Subsequent to September 30, 2000 the Company made a determination to exit its trucking, transport and logistics operation after the acquisition of E-Trans due to continuing losses. The Company incurred a one-time charge of $25,000 related to an accrual for estimated expenses during the phase out period. The Company had attempted to settle with the lessor and other creditors of the operations. E-Trans filed for protection under Chapter 11 of the United States Bankruptcy code, in the District of New Jersey on March 22, 2001. The Chapter 11 filing was subsequently converted to a Chapter 7 filing. The Company is currently waiting the disposition of this filing from the court appointed trustee. The disposition of the transport business represents a disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, results of this operation have been classified as discontinued.

Since this is the only operation, its discontinuation raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to merge with an operating entity.

Assets and liabilities of the discontinued operations at September 30, 2000 were as follows:

     Current assets                                   $ 56,358
     Property, plant and equipment                       3,200

     Current liabilities                               545,260
     Long-term liabilities                             215,059
                                                      --------

     Net assets of discontinued operations            $819,877
                                                      ========



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

Fixed Assets -- For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income for the period. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. There was no depreciation for the year ended September 30, 2001.

Advertising Costs -- Advertising costs are charged to operations when incurred. There were no advertising expenses for the year ended September 30, 2001.

Income Taxes -- The Company accounts for income taxes under the asset and liability method. Deferred income taxes and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse.

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

The Company had advanced approximately $40,000 to an entity that is owned by the majority owners of Universal Holdings and one who is also a director/officer of the Company. The Company has determined that that these advances are not collectable and as such have been written-off.


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

This credit arrangement is personally guaranteed by two stockholders of the Company and cross-collaterized with another corporation in which these two stockholders have common ownership. Additionally Metro has a blanket security interest in assets of the Company. One of the stockholders has declared and filed personal bankruptcy. The Company is in technical violation of the covenants of its lending agreement.

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


NOTE 6 -- COMMITMENTS AND CONTINGENCIES

Included in the accounts payable is approximately $28,000, which represents judgements, brought against the Company. These judgments are related to unpaid invoices.


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

At September 30, 2001, the Company had net operating loss of approximately $?????, related to U.S. federal and state jurisdictions. Utilization of net operating loss, which begins to expire at various times starting this year, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.


NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern As shown in the financial statements, the Company incurred a net loss of $ 161,998 for the year ended September 30, 2001 and has incurred net losses for each of the past two years. At September 30, 2001 current liabilities exceed current assets by $ 1,098,875. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 9 - PRO FORMA UNAUDITED INFORMATION

The following unaudited pro forma data summarizes the results of operations for the twelve months ended September 30, 2000 as the acquisition of E-Trans (see
Note 1) had been completed as of the beginning of periods presented. These pro forma amounts do not purport to be representative of what would have been obtained if the acquisition occurred at the beginning of the period presented.


                                            2000
                                          ---------

     Revenue                              $ 883,000
                                          =========

     Net loss                             $ 841,000
                                          =========

     Earnings per share
          Basic                           $   (0.07)
                                          =========