Form 10QSB
period 2001-12-31
UNIVERSAL MEDIA HOLDINGS INC
filed 2002-02-12
CIK 1100779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

                   68A Lamar Street, West Babylon, New York 11704
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code         631-491-5200
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


Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                            22-3360133
-------------------------------                  -------------------------------
Common shares, $.0001 par value                             138,154,346
                                                 -------------------------------

UNIVERSAL MEDIA HOLDINGS, INC.
AND SUBSIDIARY

TABLE OF CONTENTS

PART I:         FINANCIAL INFORMATION

    ITEM 1.     FINANCIAL STATEMENTS:

        Review Report of Independent Accountants                              1
        Consolidated Balance Sheet as of September 30, 2001
                  and December 31, 2001                                       2
        Consolidated Statement of Income for the three months
          ended and the nine months ended December 31, 2001 and 2000         3-4
        Consolidated Statement of Stockholders' Equity for the one
          month ended December 31, 2001                                       5
        Consolidated Statement of Cash Flows for the year-to-date
          Periods December 31, 2001 and 2000                                  6

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              7

PART II:        OTHER INFORMATION

ITEM 1          LEGAL PROCEEDINGS                                             9

ITEM 2          CHANGES IN SECURITIES                                         9

ITEM 3          DEFAULTS UPON SENIOR SECURITIES                               9

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           9

ITEM 5          OTHER INFORMATION                                             9

ITEM 6          EXHIBITS AND REPORTS OF FORM 8-K                              9

Signature                                                                    10

                         UNIVERSAL MEDIA HOLDINGS, INC.
                                  & SUBSIDIARY

                          REVIEWED FINANCIAL STATEMENTS

                         UNIVERSAL MEDIA HOLDINGS, INC.
                                  & SUBSIDIARY




TABLE OF CONTENTS

                                                                            Page

REPORT OF INDEPENDENT AUDITOR                                               F-1

FINANCIAL STATEMENTS

       Balance Sheet as of December 31, 2001                                F-2
       Statements of Operations and Accumulated Deficit for the
            three months ended December 31, 2001 and 2000                  F3-F4
       Statements of Cash Flows for the three months ended
            December 31, 2001 and 2000                                      F-5
       Notes to Financial Statements                                       F6-F7

REVIEW REPORT OF INDEPENDENT ACCOUNTANT



Board of Directors and Stockholders
Universal Media Holdings, Inc. & Subsidiary


I have reviewed the accompanying condensed consolidated balance sheet of Universal Medial Holdings, Inc. and Subsidiary as of December 31, 2001, and the related condensed consolidated statements of operations and accumulated deficit, and cash flows for the three months ended December 31, 2001. These financial statements are the responsibility of the corporation's management.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed financial statements [and Note 1 and 8 to the annual financial statements for the year ended September 30, 2001,(not presented herein)], certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the respective financial statements.

I have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Universal Media Holdings, Inc. and Subsidiary as of September 30, 2001 and the related consolidated statements of operations and accumulated deficit and cash flows for the year then ended (not presented herein) and in my report dated February 6, 2002 I expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In my opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Aaron Stein,
Certified Public Accountant

Woodmere, New York
February 10, 2002

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
BALANCE SHEETS


                                                     December 31,
                                                         2001
                                                     ------------
                                                     (unaudited)
ASSETS


CURRENT ASSETS                                       $       --
                                                     ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses            $    916,328
    Credit line - Metro                                   141,787
    Accrual disposition costs                              25,000
    Other current liabilities                              30,760
                                                     ------------

                Total current liabilities               1,113,875
                                                     ------------

STOCKHOLDERS' DEFICIT
    Preferred stock, no par value,
      2,000,000 shares authorized, 0 shares issued           --
    Common stock, $.001 par value,
      200,000,000 shares authorized,
      11,284,346 issued and outstanding                    13,163
    Additional paid-in capital                          2,236,915
    Accumulated deficit                                (3,363,953)
                                                     ------------

                                                       (1,113,875)

                                                     $       --
                                                     ============


See review report of independent accountant and notes to financial statements.
                                       F-2

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)


                                                   Three months ended
                                                       December 31,
                                                 ----------------------
                                                   2001         2000
                                                 ---------    ---------
REVENUES EARNED                                  $    --      $    --

COST OF REVENUES EARNED                               --           --
                                                 ---------    ---------

        GROSS PROFIT                                  --           --

GENERAL AND ADMINISTRATIVE EXPENSES                 11,000       39,602
                                                 ---------    ---------

        OPERATING LOSS BEFORE
          WRITE-OFF OF GOODWILL                    (11,000)     (39,602)

WRITE-OFF OF GOODWILL                                 --           --
                                                 ---------    ---------

        OPERATING LOSS                             (11,000)     (39,602)
                                                 ---------    ---------

OTHER INCOME (EXPENSE)
    Interest expense                                (4,000)      (4,000)
    Other income                                      --         28,901
                                                 ---------    ---------

        Total other income                          (4,000)      24,901
                                                 ---------    ---------

        LOSS FROM CONTINUING OPERATIONS
          BEFORE PROVISION FOR INCOME TAXES        (15,000)     (14,701)

INCOME TAXES                                          --           --
                                                 ---------    ---------

        LOSS FROM CONTINUING OPERATIONS
          AFTER PROVISION FOR INCOME TAXES         (15,000)     (14,701)
                                                 ---------    ---------

DISCONTINUED OPERATIONS
    Net income from discountinued operations,
      net of income taxes of $0                       --         15,467
    Provision  for abandonment of fixed assets
      during phaseout period, net of income
      taxes of $0                                     --         (3,200)
                                                 ---------    ---------

                                                      --         12,267
                                                 ---------    ---------

NET INCOME                                       $ (15,000)   $  (2,434)
                                                 =========    =========



 See review report of independent accountant and notes to financial statements.
                                       F-3

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)
     - continued


                                                    Three months ended
                                                       December 31,
                                              ------------------------------
                                                    2001             2000
                                              -------------    -------------
LOSS PER SHARE
    Basic                                              0.00             0.00
                                              =============    =============


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                       131,634,346       11,284,346
                                              =============    =============


ACCUMULATED DEFICIT, Beginning of period      $  (3,348,953)   $   3,186,955

NET LOSS                                            (15,000)          (2,434)
                                              -------------    -------------

ACCUMULATED DEFICIT, End of period            $  (3,363,953)   $   3,184,521
                                              =============    =============


See review report of independent accountant and notes to financial statements.
                                       F-4

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF CASH FLOWS (unaudited)


                                                      Three months ended
                                                         December 31,
                                                   ------------------------
                                                      2001          2000
                                                   ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                       $  (15,000)   $   (2,434)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Loss on abandonment of fixed assets              --           3,200
        Changes in assets and liabilities:
          Accounts receivables                           --          17,144
          Other assets                                   --            --
          Accounts payable and accrued expenses        15,000        39,602
                                                   ----------    ----------

            Net cash provided by (used in)
               operating activities                      --          57,512
                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net reduction in Metro credit line                   --         (57,512)
                                                   ----------    ----------


            Net cash (used in) provided by
               financial activities                      --         (57,512)
                                                   ----------    ----------



CASH AND CASH EQUIVALENTS, Beginning                     --            --
                                                   ----------    ----------

CASH AND CASH EQUIVALENTS, Ending                  $     --      $     --
                                                   ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                  $    4,000    $    4,000
                                                   ==========    ==========

    Income taxes paid                              $     --      $     --
                                                   ==========    ==========



See review report of independent accountant and notes to financial statements.
                                       F-5

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern As shown in the financial statements, the Company incurred a net loss of $ 15,000 for the three months ended December 31, 2001 and has incurred a net loss of $14,701 for the three months ended
December 31, 2000. At December 31, 2001 current liabilities exceed current assets by $ 1,113,875. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


NOTE 2 --CREDIT ARRANGEMENT

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

         None

ITEM 5 - Other Information

         None

ITEM 6 --EXHIBITS AND REPORTS OF FORM 8-K


A report was filed on December 4, 2001, to complete advise of the change of phone number of the registrant and the appointment of a new President.


UNIVERSAL MEDIA HOLDINGS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNIVERSAL MEDIA HOLDINGS, INC.



February 11, 2002                        By:  /s/ Kenneth C. Parsteck
------------------                          -------------------------
(Date)                                      Kenneth C. Parsteck,
                                            President