Form 10-Q
period 2002-03-31
UNIVERSAL MEDIA HOLDINGS INC
filed 2002-05-23
CIK 1100779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                   44  Delafield,  New  Brunswick,  New  Jersey  08901
--------------------------------------------------------------------------------
               (Address  of  principal  executive  offices)  (Zip  Code)

Registrant's  telephone  number,  including  area  code         (403)  678-9763
                                                    ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].


Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                        Number  of  Shares
-------------------------------                       ---------------------
Common  shares,  $.0001  par  value                             46,622,245

                         UNIVERSAL  MEDIA  HOLDINGS,  INC.
                                 AND  SUBSIDIARY

TABLE  OF  CONTENTS

PART  I:         FINANCIAL  INFORMATION

  ITEM  1.  FINANCIAL  STATEMENTS:

       Report  of  Independent  Accountant                                   F-1
       Balance  Sheet  as  of March 31, 2002                                 F-2
       Statements  of  Operations  and  Accumulated  Deficit  for  the
            three  months  ended  March 31, 2002 and 2001                    F-3
       Statements  of  Operations  and  Accumulated  Deficit  for  the
            Six  months  ended  March 31, 2002 and 2001                    F-4-5
       Statements  of  Cash  Flows for the six months ended                  F-6
            March  31,  2002  and  2001
       Notes  to  Financial  Statements                                   F-7-10



  ITEM  2.  PLAN  OF OPERATION                                                11

PART  II:        OTHER  INFORMATION

ITEM  1          LEGAL  PROCEEDINGS                                           11

ITEM  2          CHANGES  IN  SECURITIES                                      11

ITEM  3          DEFAULTS  UPON  SENIOR SECURITIES                            11

ITEM  4          SUBMISSION  OF  MATTERS TO A VOTE OF SECURITY HOLDERS        11

ITEM  5          OTHER  INFORMATION                                           11

ITEM  6          EXHIBITS  AND  REPORTS OF FORM 8-K                           11

Signature                                                                     12

REVIEW  REPORT  OF  INDEPENDENT  ACCOUNTANT

Board  of  Directors  and  Stockholders
Universal  Media  Holdings,  Inc  &  Subsidiary

I have reviewed the accompanying condensed consolidated balance sheet of Universal Medial Holdings, Inc. and Subsidiary as of March 31, 2002, and the related condensed consolidated statements of operations and accumulated deficit for the three months and six months ended March 31, 2002 and 2001, and the statement of cash flows for the six months ended March 31, 2002 and 2001. These financial statements are the responsibility of the corporation's management.

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

The accompanying condensed financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 1 to the condensed financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the respective financial statements.


Aaron  Stein
Certified  Public  Accountant
Woodmere,  New  York
May  21,  2002


UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
BALANCE  SHEETS


                                           MARCH 31,
                                              2002
                                          ------------
                                           (unaudited)

ASSETS


CURRENT ASSETS                            $         -
                                          ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses   $   926,828
  Credit line - Metro                         141,787
  Accrual disposition costs                    25,000
  Other current liabilities                    30,760
                                          ------------

            Total current liabilities       1,124,375
                                          ------------

STOCKHOLDERS' DEFICIT
  Common stock, $.0001 par value,
    200,000,000 shares authorized,
    4,621,811 issued and outstanding              462
  Additional paid-in capital                2,249,616
  Accumulated deficit                      (3,374,453)
                                          ------------

                                           (1,124,375)
                                          ------------

                                          $         -
                                          ============

See review report of independent accountant and notes to financial statements.


UNIVERSAL  MEDIA  HOLDINGS,  INC.  &  SUBSIDIARY
STATEMENTS  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT  (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                              --------------------------
                                                     2002          2001
                                              ------------  ------------

REVENUES EARNED                               $         -   $         -



GENERAL AND ADMINISTRATIVE EXPENSES                 6,500       105,100
                                              ------------  ------------

      OPERATING LOSS BEFORE
        WRITE-OFF OF GOODWILL                      (6,500)     (105,100)

WRITE-OFF OF GOODWILL                                   -             -
                                              ------------  ------------

      OPERATING LOSS                               (6,500)     (105,100)
                                              ------------  ------------

OTHER INCOME (EXPENSE)
  Interest expense                                 (4,000)            -
  Other income                                          -             -
                                              ------------  ------------

      Total other income                           (4,000)            -
                                              ------------  ------------

LOSS BEFORE PROVISION FOR INCOME TAXES            (10,500)     (105,100)

INCOME TAXES                                            -             -
                                              ------------  ------------

NET LOSS                                      $   (10,500)  $  (105,100)
                                              ============  ============



LOSS PER SHARE
  Basic                                       $     (0.00)  $     (0.28)
                                              ============  ============


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  Basic                                         4,621,811       376,145
                                              ============  ============



ACCUMULATED DEFICIT, Beginning of period      $(3,363,953)  $(3,189,389)

NET LOSS                                          (10,500)     (105,100)
                                              ------------  ------------

ACCUMULATED DEFICIT, End of period            $(3,374,453)  $(3,294,489)
                                              ============  ============

 See review report of independent accountant and notes to financial statements.


UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)


                                                 SIX MONTHS ENDED
                                                      MARCH 31,
                                               ---------------------
                                                 2002        2001
                                               ---------  ----------
REVENUES EARNED                                $      -   $       -



GENERAL AND ADMINISTRATIVE EXPENSES              17,500     144,702
                                               ---------  ----------

      OPERATING LOSS BEFORE
        WRITE-OFF OF GOODWILL                   (17,500)   (144,702)

WRITE-OFF OF GOODWILL                                 -           -
                                               ---------  ----------

      OPERATING LOSS                            (17,500)   (144,702)
                                               ---------  ----------

OTHER INCOME (EXPENSE)
  Interest expense                               (8,000)     (4,000)
  Interest income                                     -
  Other income                                        -      28,901
                                               ---------  ----------

      Total other income                         (8,000)     24,901
                                               ---------  ----------

      LOSS FROM CONTINUING OPERATIONS
        BEFORE PROVISION FOR INCOME TAXES       (25,500)   (119,801)

INCOME TAXES                                          -           -
                                               ---------  ----------

      LOSS FROM CONTINUING OPERATIONS
        AFTER PROVISION FOR INCOME TAXES        (25,500)   (119,801)
                                               ---------  ----------

DISCONTINUED OPERATIONS
  Net income from discontinued operations,
    net of income taxes of $0                         -      15,467
  Provision  for abandonment of fixed assets
    during phase-out period, net of income
    taxes of $0                                       -      (3,200)
                                               ---------  ----------

                                                      -      12,267
                                               ---------  ----------

NET INCOME                                     $(25,500)  $(107,534)
                                               =========  ==========

 See review report of independent accountant and notes to financial statements.


UNIVERSAL  MEDIA  HOLDINGS,  INC.  &  SUBSIDIARY
STATEMENTS  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT  (UNAUDITED)
      -  CONTINUED


                                                  SIX MONTHS ENDED
                                                      MARCH 31,
                                             --------------------------
                                                 2002          2001
                                             ------------  ------------
LOSS PER SHARE
  Basic                                      $     (0.01)  $     (0.02)
                                             ============  ============


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  Basic                                        4,621,811     4,387,812
                                             ============  ============



ACCUMULATED DEFICIT, Beginning of period     $(3,348,953)  $(3,186,955)

NET LOSS                                         (25,500)     (107,534)
                                             ------------  ------------

ACCUMULATED DEFICIT, End of period           $(3,374,453)  $(3,294,489)
                                             ============  ============

 See review report of independent accountant and notes to financial statements.


UNIVERSAL  MEDIA  HOLDINGS,  INC.  &  SUBSIDIARY
STATEMENTS  OF  CASH  FLOWS  (unaudited)


                                                    SIX MONTHS ENDED
                                                         MARCH 31,
                                                   ---------------------
                                                     2002        2001
                                                   ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $(25,500)  $(107,534)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Loss on abandonment of fixed assets                 -       3,200
      Changes in assets and liabilities:
        Accounts receivables                              -      17,144
        Other assets                                      -           -
        Accounts payable and accrued expenses        25,500      39,602
        Loan payable - stockholder                        -           -
                                                   ---------  ----------

          Net cash provided by (used in)
            operating activities                          -     (47,588)
                                                   ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net reduction in Metro credit line                      -     (57,512)
  Issuance of common stock                                -     105,100
  Write-off of goodwill and adjustments
    to effectuate acquisition                             -           -
                                                   ---------  ----------

          Net cash (used in) provided by
            financial activities                          -      47,588
                                                   ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      -           -
                                                   ---------  ----------

          Net cash used by investing activities           -           -
                                                   ---------  ----------

          NET INCREASE IN CASH
            AND CASH EQUIVALENTS                          -           -

CASH AND CASH EQUIVALENTS, Beginning                      -           -
                                                   ---------  ----------

CASH AND CASH EQUIVALENTS, Ending                  $      -   $       -
                                                   =========  ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                    $  4,000   $   4,000
                                                   =========  ==========

  Income taxes paid                                $      -   $       -
                                                   =========  ==========

 See review report of independent accountant and notes to financial statements.

UNIVERSAL  MEDIA  HOLDINGS,  INC.  &  SUBSIDIARY
NOTES  TO  FINANCAIL  STATEMENTS  (unaudited)

NOTE  1  --  ORGANIZATION,  NATURE  OF  BUSINESS  AND  DISCONTINUED  OPERATIONS

Organization

Universal Media Holdings, Inc. (the Company) was originally incorporated in Delaware as Tyconda Minerals Corp. in December of 1969. In February 1970, the Company merged leaving Tyconda Minerals Corp. as the surviving corporation. In November 1983 the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Hy-Poll Technology, Inc. That amendment also changed the capital structure of the corporation from an authorization to issue 5,000,000 shares of Common Stock with a par value of $ ..01 per share, to an authorization to issue 200,000,000 shares of Common Stock with a par value of $ .0001 per share.

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

UNIVERSAL  MEDIA  HOLDINGS,  INC.  &  SUBSIDIARY
NOTES  TO  FINANCAIL  STATEMENTS  (unaudited)(continued)

Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $ 25,500 for the six months ended March 31, 2002 and has incurred a net loss of $10,500 for the three months ended March 31, 2002. At March 31, 2002 current liabilities exceed current assets by $ 1,124,375. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE  2  --  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Universal Media Holdings, Inc. and Subsidiary (the Company) at March 31, 2002, and the results of operations and stockholders' deficit for the three months and six months ended March 31, 2002, and the statement of cash flows for the six months ended March 31,2002. For further information, refer to the financial statements and disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB for fiscal year ended September 30, 2001 (Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934) (File No. 000-28459).


NOTE  3  --CREDIT  ARRANGEMENT

On February 1, 2000, the Company, through its subsidiary E-Trans, entered into a factoring and security agreement with Metro Factory's, Inc. (Metro), a financial institution that specializes in factoring transactions. The Company identified certain customers and sold related receivables to Metro for their face value. All the invoices purchased by Metro from the Company constituted a sale with legal title passing to Metro including its right to use those invoices as collateral. The Company was able to borrow up to 90 percent of the total face value sold at an interest rate of 2.75 over the base-lending rate of Key Bank National Association of Cleveland, Ohio. The Company also paid Metro a commission equal to .6 percent of the face amount of invoices purchased and an additional .25 percent due each fifteenth day period beginning with 61st date on the invoice. All invoices were purchased on a recourse basis. Invoices unpaid in excess of 90 days were deemed uncollectible and the Company agreed to repurchase these invoices from Metro at the full-face amounts.

UNIVERSAL  MEDIA  HOLDINGS,  INC.  &  SUBSIDIARY
NOTES  TO  FINANCAIL  STATEMENTS  (unaudited)(continued)

NOTE  3  --CREDIT  ARRANGEMENT  (continued)

At the time of transfer of the receivable, the Company recognized the sale of such invoices and any commissions owed Metro. At the time an invoice is presented back for repayment, the Company records it at its estimated fair value and recognizes any losses.

Metro has the right to inspect all books and records of the Company at any time including requiring certain financial reporting.

This credit arrangement is personally guaranteed by two stockholders of the Company and cross-collaterized with another corporation in which these two stockholders have common ownership. Additionally Metro has a blanket security interest in assets of E-Trans.

As a result of E-Trans petition of Bankruptcy under Chapter 7 of the U.S. Bankruptcy Code, along with all collateral being dissipated, E-Trans has defaulted on this obligation. Additionally, E-Trans is in violation of most of the covenants of its lending agreement, as well as one of the guaranteeing stockholders has declared and filed personal bankruptcy. As a result, Metro has filed judgments against E-Trans for payment of amounts due under the above arrangements, and will be subject to settlement of amounts owed it per the bankruptcy court's determination.

No adjustments have been recognized as the result of any modifications or reductions of this or other indebtedness of the Company as a result of E-Trans bankruptcy filing.



NOTE  4-SUBSEQUENT  EVENTS

Change  of  Control

On April 12, 2002, a new Board of Directors was elected with all the former directors resigning. In addition, the new board of directors selected new a new president, vice president, and new chief financial officer, with all the previous officers resigning. Immediately preceding the election of the new board, 42,000,000 shares of voting common stock were issued to these individuals (post-reverse split basis)

Reverse  split

In conjunction with the above "change of control" the Company on April 12, 2002, completed a reverse split of thirty old shares of common stock for each one share of new common stock. Shares issued to new management are new shares of common stock. This transaction has been retroactively applied to all share disclosures in the financial statements.

UNIVERSAL  MEDIA  HOLDINGS,  INC.  &  SUBSIDIARY
NOTES  TO  FINANCAIL  STATEMENTS  (unaudited)(continued)


NOTE  4-SUBSEQUENT  EVENTS(continued)

Agreement  to  Purchase

On April 19, 2002 the Company entered into an agreement to purchase 52% of the outstanding stock of INCOMM HOLDINGS, INC, a corporation organized under the laws of the province of British Columbia, Canada (DBA GALAXY TELECOM), in return for 2,000,000 shares of common stock. The Company also has offered to purchase up to $1,000,000 U.S. of convertible notes, the terms of which have yet to be negotiated.

Galaxy Telecom is a provider of integrated IP solutions with a primary focus on wholesale VOIP (Voice Over Internet Protocol), through which it presently terminates over 4 million minutes per month into China. It has recently signed an agreement to provide telecommunications and engineering services to Mexico.

UNIVERSAL  MEDIA  HOLDINGS,  INC.


ITEM  2.   PLAN  OF  OPERATION


The Company has reorganized as a management and holding company with a focus on acquiring and managing small enterprises that have good growth prospects. The primary criteria for acquisition candidates are that they must be at or near profitability and exhibit potential for growth with a minimal amount of financing. Incomm Holdings (D.B.A. Galaxy Telecomm) is the first acquisition to date and demonstrates these criteria. Galaxy Telecomm operates profitably in a depressed industry that is currently out of favor in the investment community. It has demonstrated the ability to grow profitably and has excellent management to guide the future progress of the operation.

The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources and is actively pursuing equity and debt financing alternatives. There is no assurance that the company will be successful in raising the necessary funds.



PART  II  -  OTHER  INFORMATION


ITEM  1  -  Legal  Proceedings

         Our subsidiary, E-Trans Logistics, Inc., has several possible collection actions that may be brought against it. It is believed that any actions involving the subsidiary would not affect the Company. It is also named as a debtor in a Chapter 7 bankruptcy proceeding in the District of New Jersey. The primary debtor is National Expedite, Inc. The Primary creditor in the proceeding is Metro Finance. E-Trans was a guarantor, along with other entities on the debt. It is believed by management, that debt remains with the subsidiary and does not affect the parent company.

ITEM  2  -  Changes  in  Securities

         None

ITEM  3  -  Defaults  upon  Senior  Securities

         None
ITEM  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

         None

ITEM  5  -  Other  Information

         None

ITEM  6  --Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

              (a)  Exhibits
                       EXHIBITS  AND  SEC  REFERENCE  NUMBERS

     Number     Title  of  Document
     ------          -----------------
2(a)        Certificate  of  Incorporation  (1)
2(b)        Plan  of  Merger  (1)
2(c)        Amendment  to  Certificate  of  Incorporation to Increase Authorized
            Shares  (1)
2(d)        Amendment  to  Certificate  of  Incorporation to Amend Name (1)
2(f)        By-Laws  (1)

       (1) Filed as exhibits to Form 8-K, filed April 14, 2000, as Exhibit 99.1, Form 10-SB


       (b)  Reports  on  Form  8-K

We did not file any reports on Form 8-K during the three months ended March 31, 2002.

We  filed  the  following  reports  after  march  31,  2002:

May 1, 2002, "Item 1. Changes in Control of Registrant" which included advise of the change of phone number and address of the registrant, and the appointment of a new President, Vice President and Chief Financial Officer.

On May 15, 2002, we filed a report on Form 8-K "Item 5. Other Events" describing an agreement that the company entered into for purchase of 52% of the stock of INCOMM HOLDINGS, INC.
                                       11

UNIVERSAL  MEDIA  HOLDINGS,  INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNIVERSAL  MEDIA  HOLDINGS,  INC.

May  21,  2002                  By: /s/  Douglas  Thiessen
------------------                  -------------------------------
                                    Douglas Thiessen,
                                    Chairman and President


May  21,  2002                  By  /s/  David  Berkowitz
------------------                  -------------------------------
                                    David  Berkowitz,
                                    Director  and  Secretary

May  21,  2002                  By  /s/  George  L.  Riggs,  III
------------------                  -------------------------------
                                    George L. Riggs, III,
                                    Chief Financial Officer