Form 10QSB
period 2002-06-30
UNIVERSAL MEDIA HOLDINGS INC
filed 2002-08-19
CIK 1100779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)
                  /X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission File Number 000-28459

                         Universal Media Holdings, Inc.
  -----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                               Delaware 22-3360133
        ------------------------------- ---------------------------------
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                 150 Broad Hollow Road, Melville, New York 11747
  ----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (631) 385-6200
                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                        Number of Shares
-------------------------------                       ---------------------
Common shares, $.0001 par value                             50,647,245
UNIVERSAL MEDIA HOLDINGS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I:         FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS:

                                                                         Page


REVIEW REPORT OF INDEPENDENT ACCOUNTANT
FINANCIAL STATEMENTS                                                      F-1


Balance Sheets as of June 30, 2002                                        F-2
Statements of Operations and Accumulated Deficit for the
  three months ended June 30, 2002 and 2001                               F-3
Statement of Operations and Accumulated Deficit for the
  nine months ended June 30, 2002 and 2001                                F-4-5
Statements of Cash Flows for the nine months ended
  June 30, 2002 and 2001                                                  F-6
Notes to the Financial Statements                                         F-7-10



 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II:        OTHER INFORMATION

ITEM 1          LEGAL PROCEEDINGS
ITEM 2          CHANGES IN SECURITIES

ITEM 3          DEFAULTS UPON SENIOR SECURITIES
ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS

ITEM 5          OTHER INFORMATION
ITEM 6          EXHIBITS AND REPORTS OF FORM 8-K

Signatures

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

PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings

     Our subsidiary, E-Trans Logistics, Inc., has several possible collection actions that may be brought against it. It is believed that any actions involving the subsidiary would not affect the Company. It is also named as a debtor in a Chapter 7 bankruptcy, filed in 2001, proceeding in the District of New Jersey. The primary debtor is National Expedite, Inc. The Primary creditor in the proceeding is Metro Finance. E-Trans was a guarantor, along with other entities on the debt. It is believed by management, that debt remains with the subsidiary and does not affect the parent company.


ITEM 2 - Changes in Securities

None

ITEM 3 - Defaults upon Senior Securities

The Company is in default of Convertible Debentures. The Holders of these notes have allowed the Company to engage new management and arrange for a six-month pay-out of the principal and interest. To date, the holders of the Convertible Debentures have not exercised their right to convert the notes to shares of common stock.


ITEM 4 - Submission of Matters to a Vote of Security Holders

None

ITEM 5 - Other Information

None


ITEM 6 --Exhibits and Reports on Form 8-K

           (a)  Exhibits

Exhibits.
                       EXHIBITS AND SEC REFERENCE NUMBERS

Number  Title of Document
------  -----------------
2(a)    Certificate of Incorporation (1)
2(b)    Plan of Merger (1)
2(c)    Amendment to Certificate of Incorporation to Increase Authorized Shares
        (1)
2(d)    Amendment to Certificate of Incorporation to Amend Name (1)
2(f)    By-Laws (1)
99.1 Certification of the Chief Executive Officer of Universal Media Holdings, Inc., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as exhibits to Form 8-K, filed April 14, 2000, as Exhibit 99.1, Form 10-SB


           (b)  Reports on Form 8-K

We filed the following on Form 8-K during the three months ended June 30, 2002.

May 1, 2002, "Item 1. Changes in Control of Registrant" which included advise of the change of telephone number and address of the registrant, and the appointment of a new President, Vice President and Chief Financial Officer.

On May 15, 2002, we filed a report on Form 8-K "Item 5. Other Events" describing an agreement that the company entered into for purchase of 52% of the stock of INCOMM HOLDINGS, INC.

On July 10, 2002, we filed a report on Form 8-K for the following:
"Item 1. Change of Control." On July 2, 2002, pursuant to the Management Agreement executed on March 27, 2002, the Convertible Note Holders instructed the Escrow Agent to vote the shares held in escrow, due to the default of new management to comply with the terms of the Agreement.

     Accordingly, the Escrow Agent voting the majority of the shares entitled to vote, and appointed new Directors to the Board of Directors as follows:

              James W. Zimbler, Chairman of the Board of Directors
                            Lee Rubenstein, Director


"Item 5, Other Events." Relocation of Office to 150 Broad Hollow Road, Melville, New York.

UNIVERSAL MEDIA HOLDINGS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNIVERSAL MEDIA HOLDINGS, INC.

August 15, 2002                           By: /s/ James W. Zimbler
------------------                        -------------------------
(Date)                                    James W. Zimbler,
                                          Chairman and President


August 15, 2002                           By  /s/ Lee Rubenstein
------------------                        -------------------------------
                                          Lee Rubensten,
                                          Director

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, James W. Zimbler, the Chief Executive Officer of Universal Media Holdings, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2002 (the "Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 15, 2002


--------------------------
James W. Zimbler
President

REVIEW REPORT OF INDEPENDENT ACCOUNTANT




Board of Directors and Stockholders
Universal Media Holdings, Inc & Subsidiary

I have reviewed the accompanying consolidated balance sheet of Universal Medial Holdings, Inc. and Subsidiary as of June 30, 2002, and the related consolidated statements of operations and accumulated deficit for the three months and nine months ended June 30, 2002 and 2001, and the statement of cash flows for the nine months ended June 30, 2002 and 2001. These financial statements are the responsibility of the corporation's management.

I conducted my review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the respective financial statements.



Aaron Stein
Certified Public Accountant
Woodmere, New York
August 14, 2002,

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
BALANCE SHEETS






                                                                June 30,
                                                                  2002
                                                            -----------------
                                                              (unaudited)
ASSETS


CURRENT ASSETS                                                           $ -
                                                            =================








LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                          $ 937,328
    Credit line - Metro                                              141,787
    Accrual disposition costs                                         25,000
    Other current liabilities                                        30,760
                                                                     ------

                  Total current liabilities                       1,134,875
                                                                  ---------

STOCKHOLDERS' DEFICIT
    Common stock, $.0001 par value,
       200,000,000 shares authorized,
       50,647,245 issued and outstanding                               5,065
    Additional paid-in capital                                     2,406,013
    Accumulated deficit                                           (3,545,953)
                                                                  -----------

                                                                  (1,134,875)

                                                                        $ -
                                                                        ===




See review report of independent accountant and notes to financial statements.

                  UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
          STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)


                                                             Three months ended
                                                           June 30,
                                               ---------------------------------
                                                      2002                2001
                                               -------------------  ------------

REVENUES EARNED                                       $ -                  $ -

COST OF REVENUES EARNED                                 -                    -
                                                        -                    -

          GROSS PROFIT                                  -                    -

GENERAL AND ADMINISTRATIVE EXPENSES                 167,500                  -
                                                   --------                  -

          OPERATING LOSS                           (167,500)                 -
                                                   ---------                 -

OTHER INCOME (EXPENSE)
    Interest expense                                 (4,000)                 -
    Other income                                         -                   -
                                                         --                  -

          Total other income                         (4,000)                 -
                                                     -------                 -

          LOSS BEFORE PROVISION
                FOR INCOME TAXES                   (171,500)                 -

INCOME TAXES                                             -                   -
                                                         --                  -



NET LOSS                                         $ (171,500)               $ -
                                                 ===========               ===



LOSS PER SHARE
    Basic                                             $0.00               $0.00
                                               =============        ============


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                        42,975,978          26,103,871
                                                ============        ============



See review report of independent accountant and notes to financial statements.

                   UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
          STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)


                                                       Nine months ended
                                                            June 30,
                                                  ------------------------------
                                                      2002            2001
                                                  --------------  --------------

REVENUES EARNED                                      $     -             $ -

COST OF REVENUES EARNED                                    -               -
                                                           -              -

        GROSS PROFIT                                       -               -

GENERAL AND ADMINISTRATIVE EXPENSES                     185,000         144,702
                                                        -------        -------

        OPERATING LOSS BEFORE
           WRITE-OFF OF GOODWILL                       (185,000)       (144,702)

WRITE-OFF OF GOODWILL                                      -               -
                                                           -              -

        OPERATING LOSS                                 (185,000)       (144,702)
                                                       ---------       ---------

OTHER INCOME (EXPENSE)
    Interest expense                                    (12,000)         (4,000)
    Interest income                                                         -
    Other income                                           -             28,901
                                                        --------         ------

        Total other income                              (12,000)         24,901
                                                        --------         ------

        LOSS FROM CONTINUING OPERATIONS
           BEFORE PROVISION FOR INCOME TAXES           (197,000)       (119,801)

INCOME TAXES                                               -               -
                                                           -               -

        LOSS FROM CONTINUING OPERATIONS
           AFTER PROVISION FOR INCOME TAXES            (197,000)       (119,801)
                                                       ---------       ---------

DISCONTINUED OPERATIONS
    Net income from discountinued operations,
      net of income taxes of $0                            -             15,467
    Provision  for abandonment of fixed assets
      during phaseout period, net of income
      taxes of $0                                          -             (3,200)
                                                           -             -------

                                                           -             12,267
                                                           -             ------

NET LOSS                                             $ (197,000)     $ (107,534)
                                                     ===========     ===========



See review report of independent accountant and notes to financial statements.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (unaudited)
     - continued


                                                           Nine months ended
                                                                June 30,
                                                    ----------------------------
                                                         2002            2001
                                                    ---------------  -----------

LOSS PER SHARE
    Basic                                                ($0.01)          $0.00
                                                    ============      ==========


AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                            16,988,211       1,585,220
                                                     ==========       =========




ACCUMULATED DEFICIT, Beginning of period           $ (3,348,953)   $ (3,186,955)

NET LOSS                                               (197,000)       (107,534)
                                                   -------------   -------------

ACCUMULATED DEFICIT, end of period                 $ (3,545,953)   $ (3,294,489)
                                                   =============   =============

                 UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (unaudited)


                                                    Nine months ended
                                                        June 30,
                                              ----------------------------
                                                  2002           2001
                                              -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                    $ (171,500)    $ (107,534)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Stock issued for services                  161,000           -
        Loss on abandonment of fixed assets           -             3,200
        Changes in assets and liabilities:
          Accounts receivables                        -            17,144
          Loan to affiliate                           -              -
          Other assets                                -              -
          Accounts payable and accrued expenses     10,500         39,602
          Loan payable - stockholder                  -              -
                                                      -              -

            Net cash provided by (used in)
              operating activities                    -           (47,588)
                                                      -           --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net reduction in Metro credit line                -           (57,512)
    Issuance of common stock                          -           105,100
    Write-off of goodwill and adjustments
      to effectuate acquisition                       -              -
                                                      -              -

            Net cash (used in) provided by
              financial activities                    -            47,588
                                                      -            ------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                -               -
                                                      -               -

            Net cash used by investing activities     -               -
                                                      -               -

            NET INCREASE IN CASH
              AND CASH EQUIVALENTS                    -               -

CASH AND CASH EQUIVALENTS, Beginning                  -               -
                                                      -               -

CASH AND CASH EQUIVALENTS, Ending                   $ -             $ -
                                                    ===             ===


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                   $ -            $ -
                                                    ====           ===

    Income taxes paid                               $ -            $ -
                                                    ====           ===



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

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
NOTES TO FINANCAIL STATEMENTS (unaudited)(continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $ 36,000 for the nine months ended June 30, 2002 and has incurred a net loss of $10,500 for the three months ended June 30, 2002. At June 30, 2002 current liabilities exceed current assets by $ 1,134,875. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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


NOTE 4--CHANGE OF CONTROL


On April 12, 2002, a new Board of Directors was elected with all the former directors resigning. In addition, the new board of directors selected new a new president, vice president, and new chief financial officer, with all the previous officers resigning. Immediately preceding the election of the new board, 42,000,000 shares of voting common stock were issued to these individuals (post-reverse split basis)

On June 26, 2002 the Board of Directors were notified that the "New Management" were in default of the Management Agreement effective April 12, 2002. As a result of this default "New Management's" shares were voted pursuant to the terms of the Agreement to elect new Officers and Directors.

On August 14, 2002 the current Board of Directors cancelled 38,000,000 shares of the previously issued shares dated April 12, 2002.

UNIVERSAL MEDIA HOLDINGS, INC. & SUBSIDIARY
NOTES TO FINANCAIL STATEMENTS (unaudited)


NOTE 5--AGREEMENT TO PURCHASE


On April 19, 2002 the Company entered into an agreement to purchase 52% of the outstanding stock of INCOMM HOLDINGS, INC, a corporation organized under the laws of the province of British Columbia, Canada (DBA GALAXY TELECOM), in return for 2,000,000 shares of common stock..

Galaxy Telecom is a provider of integrated IP solutions with a primary focus on wholesale VOIP (Voice Over Internet Protocol), through which it presently terminates over 4 million minutes per month into China. It has recently signed an agreement to provide telecommunications and engineering services to Mexico.


NOTE 6--COMMON STOCK


Reverse split

In conjunction with the above "change of control" the Company on April 12, 2002, completed a reverse split of thirty old shares of common stock for each one share of new common stock. Shares issued to new management are new shares of common stock. This transaction has been retroactively applied to all share disclosures in the financial statement.

Common Stock Issued

On June 10, 2002 the Company issued and registered 4,025,000 shares of common stock for services rendered by consultants valued at $161,000.