Form 10KSB
period 2002-09-30
NATIONAL MANAGEMENT CONSULTANTS INC
filed 2003-01-17
CIK 1100779

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON  D.C.

                                   FORM  10-KSB

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934

[ ]     Transitional  Report  Pursuant  to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

                          Commission  File  No.  000-28459

                      NATIONAL MANAGEMENT CONSULTANTS, INC.
                    (formerly Universal Media Holdings, Inc.)
        ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     22-336133
--------------------------------         ---------------------------------------
(State of other jurisdiction             (I.R.S. Employer Identification Number)
of  incorporation  or  organization)

                150 Broad Hollow Road, Melville, New York 11747
                    -----------------------------------------
                     Address of principal executive offices

        Registrant's  telephone  number,  including  area  code:  631-385-6200

        Securities  registered  pursuant  to  Section  12(b)  of  the  Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form -KSB. [X]

State  issuer's revenues for its most recent reporting period (Fiscal year)$0.00

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 30, 2002 was $40,040. The bid price of the common stock at that date was $0.01.

                      NATIONAL MANAGEMENT CONSULTANTS, INC.

                               Form  10-KSB  -  Index

                  For  the  Fiscal  Year  Ended  September  30,  2002

PART  I
                                                                            Page

Item  1.           Business                                                    1
Item  2.           Properties                                                  2
Item  3.           Legal Proceedings                                           3
Item  4.           Submission of Matter to a Vote of                           3
                   Security  Holders

PART  II

Item  5.           Market  of  Registrant's  Securities  and
                    Related  Stockholder Matters                               4
Item  6.           Plan of Operation                                           4
Item  7.           Consolidated  Financial Statements           F-1 through F-10
Item  8.           Changes  in  and  Disagreements  with  Accountants
                    on  Accounting and Financial Disclosures                  10

PART  III

Item  9.           Directors and Executive Officers of the Registrant         17
Item  10.          Executive Compensation                                     18
Item  11.          Security  Ownership  of  Certain  Beneficial  Owners
                     and  Management                                          19
Item  12           Certain Relationships and Related Transactions             20
Item  13.          Exhibits  and  Reports  on  Form  8-K                      21
Item  14.          Controls and Procedures                                    22
Signatures                                                                    22


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

Organization  and  Capital  Structure:

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

On March 27, 2000, the Company acquired all the outstanding shares of Net-Tronics, Inc. for $100,000 and 250,000 shares of Universal Media stock. This resulted in $100,000 of goodwill that was subsequently written off. Net-Tronics,Inc. had no operations since formation. Immediately subsequent to the aforementioned transactions, Universal Media Holdings Inc. merged into this wholly owned newly acquired subsidiary and changed the name of Net-Tronics, Inc. to Universal Media Holdings, Inc.

        On October 22, 2002, the Company filed an Amendment to the Certificate of Incorporation with the State of Delaware to amend the name of the corporation to NATIONAL MANAGEMENT CONSULTING INC.


Operations:

As Universal Turf, Inc., our business was based on the marketing, installation and maintenance of synthetic surface material for sports and recreational fields. On February 14, 2000, we entered into an agreement with E-Trans-Logistics, Inc. ("E-Trans") whereby we purchased all issued and outstanding shares or Common Stock of E-Trans with Universal Media Holding, Inc. Common Stock. E-Trans was a trucking, transport and logistics company having its offices and warehouse in Carlstadt, New Jersey.

As a result of the above acquisition the company redirected its efforts from the synthetic grass business to that of transportation. This change in strategic direction resulted in a decline in operational activities of the company as it reduced its efforts in the selling of synthetic grass surfaces and its acquisition of E-Trans Logistics. As a result, the operations of the Company were significantly hampered.

During the quarter ended December 31, 2000 the Company made a determination to exit its trucking, transport and logistics operation after the acquisition of E-Trans due to continuing losses. The Company incurred charges related to expenses incurred during the phase out period. As a result, of the continuing losses, the company's subsidiary E-Trans defaulted on a line of credit and a lease. The Company had attempted to settle with these and other creditors of E-Trans. E-Trans ( the subsidiary) filed for protection under Chapter 11 of the

United States Bankruptcy code, in the District of New Jersey on March 22, 2001. The Chapter 11 filing was subsequently converted to a Chapter 7 filing. All the debts of this subsidiary were discharged by United States Bankruptcy Court, District of New Jersey on October 15, 2002. The disposition of the transport business represents a disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, results of this operation have been classified as discontinued.

On October 22, 2002, and amended on January 5, 2003, the Company entered into an Asset Purchase Agreement wherein the Registrant purchased from CDKNet.com, Inc., certain assets, namely the entity known as Diversified Capital Holdings, LLC and certain assets of the entity known as the CDKNet, , LLC. The owners of Diversified Capital Holdings, LLC and certain stockholders and officers of CDKnet.com, Inc. are also stockholders and officers of the Company. The purchase price for the assets was a promissory note in the amount of THREE HUNDRED THIRTY-NINE THOUSAND DOLLARS ($339,000) plus interest at the rate of five percent (5%), payable monthly until February 2006. The Note is secured by a security interest in all the acquired assets.

The assets purchased include the assets of Diversified Capital Holdings, LLC., including debt instruments in Panama Industries, Ltd., Dominix, Inc., and Augrid of Nevada, Inc., as well as a note on CD duplication equipment ($60,000) that also is secured by a capital collateral account with a cash balance of ($60,000). There are also stock positions of the following: Tilden Associates, Dominix, Inc., Panama Industries. Ltd., Steam Clean USA, Inc., Augrid of Nevada, Inc. and a retainer due from Health Care America.

Also on October 22, 2002, the Company entered into a Stock Purchase Agreement with the shareholders of Human Trans Services Group, Ltd. ("Humana"), to purchase all issued and outstanding shares of common stock of Humana for shares of common stock of the Company.

Humana Trans Services Group, Ltd.(Humana)is a New York Corporation. Humana's business is referred to as Employee Leasing. Humana has contracts with various businesses to provide employees to the business. The business then pays a fee to Humana. Out of this fee, the employee is paid, they receive benefits and Humana retains a portion for its administrative efforts. As of November 1, 2002 Humana entered into an employment agreement with Kevin Whitmore to serve as President and Chief Executive Officer of Humana.

The transactions with CDKNet.com, Inc. and Humana have been recognized as business combinations.



Item  2.           Description  of  Property


During the last fiscal year we shared approximately 1,000 square feet of office space at 150 Broad Hollow Road, Melville, New York 11747 with Diversified Capital Holdings, LLC. This was used as a corporate office. The space is leased its new subsidiary by Diversified Capital Holdings, LLC. No rent has been charged by this party to the Company since the it has been unitizing these premises.

Item  3.           Legal  Proceedings

     Our subsidiary, E-Trans Logistics, Inc., had several possible collection actions that may be brought against it. It is believed that any actions involving the subsidiary would not affect the Company. It was also named as a debtor in a Chapter 7 bankruptcy, filed in 2001, proceeding in the District of New Jersey. The primary debtor is National Expedite, Inc. The Primary creditor in the proceeding is Metro Finance. E-Trans was a guarantor, along with other entities on the debt. The proceeding was settled on October 15, 2002. It is believed by management, that all debt of E-Trans was discharged with the bankruptcy and does not affect the parent company. (E-Trans amended its certificate of incorporation on changing its name to Express Marketing, Inc.)



Item  4.      Submission  of  Matter  to  a  Vote  of Security  Holders

Matters submitted to a vote of shareholders during the Fourth quarter 2002 are as follows:

On or about April 10, 2002, the majority of shares entitled to vote approved reverse split of the common stock of the Company, One (1) new share for each Thirty (30) old shares. This reverse became effective on April 12, 2002

On or about November 1, 2002, the majority of shares entitled to vote approved the Certificate of Amendment changing the name of the Company to National Management Consultants, Inc., and also approved a reverse split of the shares of common stock of the Company, One (1) new share for each Twelve (12) old shares. This reverse became effective on November 11, 2002.

PART  II

Item 5.  Market  of  Registrant's  Securities  and  Related Stockholder Matters

         The Company's Common Stock is traded under the symbol "NMCS." From August 21, 2000 until April 12, 2002, the common stock was traded under the symbol "UMHD" and from April 12, 2002 until November 11, 2002, it was traded under the symbol "UMHI". From April 20, 2000 until August 20, 2000, the Company was not traded on any exchange or quoting service, after being de-listed from the Over the Counter Bulletin Board due to its failure to comply with Rule 6530. After August 21, 2000, the Common Stock was traded on the Over the Counter Bulletin Board of the NASD.


Item  6.    Plan  of  Operation

The Company has reorganized as a management and holding company with a focus on acquiring and managing small enterprises that have good growth prospects. The primary criteria for acquisition candidates are that they must be at or near profitability and exhibit potential for growth with a minimal amount of financing.

The first acquisition was the asset purchase from CDKNet.com representing a start up business with developed contacts in the internet marketing and media industries and investment holdings in several small publicly traded and private companies held its subsidiary by Diversified Capital Holdings LLC.

The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources and is actively pursuing equity and debt financing alternatives. There is no assurance that the company will be successful in raising the necessary funds.


Item  7.           Consolidated  Financial  Statements



              NATIONAL MANAGEMENT CONSULTING, INC. AND SUBSIDIARY
                    (formerly Universal Media Holding, Inc.)
                          YEAR ENDED SEPTEMBER 30, 2002

TABLE  OF  CONTENTS

                                                                          Page

REPORT  OF  INDEPENDENT AUDITOR                                              F-1

FINANCIAL  STATEMENTS

       Consolidated Balance  Sheet  as of September 30, 2002                 F-2
       Consolidated Statements  of  Operations  for  the  periods
            ended  September  30, 2002 and 2001                              F-3
       Consolidated Statements  of  Stockholders'  Deficiency  for  the
            periods  ended  September  30, 2002 and 2001                     F-4
       Consolidated Statements  of  Cash  Flows  for  the  periods
            ended  September  30, 2002 and 2001                              F-5
       Notes to Financial Statements                                      F6-F10

REPORT  OF  INDEPENDENT  AUDITOR

Board  of  Directors  and  Stockholders
National  Management  Consulting,  Inc.
(formerly  Universal  Media  Holdings,  Inc.)


I have audited the accompanying consolidated balance sheets of National Management Consulting and subsidiary, Inc. as of September 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for each year ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards of the United States of America. Those standards require that I plan and
perform  the  audit  to  obtain  reasonable  assurance   about  whether  the
financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of National Management Consulting, Inc. as of September 30, 2002, and the results of their operations and their cash flows for each of the two years ended September 30, 2002 and 2001, in conformity with generally accepted accounting principles of the United States of America.

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


Aaron  Stein,
Certified  Public  Accountant

Woodmere,  New  York
January  16,  2003

NATIONAL  MANGEMENT  CONSULTING,  INC.  &  SUBSIDIARY
CONSOLIDATED BALANCE  SHEET
SEPTEMBER  30,  2002


ASSETS

                                                  $                   -
                                                  =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses           $             337,328
  Credit line                                                         -
  Accrued disposition costs                                           -
  Other current liabilities                                           -
                                                  ----------------------

            Total current liabilities                           337,328
                                                  ----------------------



STOCKHOLDERS' DEFICIT
  Preferred stock, no par value,
    2,000,000 shares authorized, 0 shares issued                      -
  Common stock, $.0001 par value,
    200,000,000 shares authorized,
    4,521,979 issued and outstanding                                452
  Additional paid-in capital                                  2,410,626
  Accumulated deficit                                        (2,748,406)
                                                  ======================

                                                               (337,328)
                                                  ----------------------

                                                  $                   -
                                                  ======================


                 See accompanying notes to financial statements

NATIONAL  MANAGEMENT  CONSULTING,  INC.  &  SUBSIDIARY
CONSOLIDATED STATEMENTS  OF  OPERATIONS


                                                                  YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------
                                                                      2002         2001
                                                                  ------------  -----------
REVENUES                                                          $         -   $        -
                                                                  ------------  -----------




GENERAL AND ADMINISTRATIVE EXPENSES                                   195,000      184,166
                                                                  ------------  -----------

      OPERATING LOSS                                                 (195,000)    (184,166)
                                                                  ------------  -----------

OTHER INCOME
  Other income                                                              -       28,901
  Interest expense                                                          -      (19,000)
                                                                  ------------  -----------

      Total other income                                                    -        9,901
                                                                  ------------  -----------

      LOSS FROM CONTINUING OPERATIONS
        BEFORE PROVISION FOR INCOME TAXES, DISCONTINUED OPERATIONS
        and EXTRAORDINARY ITEM                                       (195,000)    (174,265)

INCOME TAXES                                                                -            -
                                                                  ------------  -----------

      LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS
        and BEFORE EXTRAORDINARY ITEM                                (195,000)    (174,265)
                                                                  ------------  -----------

DISCONTINUED OPERATIONS:
  Net income discontinued operations, net of
    income taxes of $0                                                      -       15,467
  Provision of for operating losses
    during phase out period, net of income
    taxes of $0                                                             -       (3,200)
                                                                  ------------  -----------

                                                                            -       12,267
                                                                  ------------  -----------

      NET INCOME BEFORE EXTRAORDINARY ITEM                        $  (195,000)  $ (161,998)

EXTRAORDINARY ITEM ON DEBT EXTINGUISHMENT, net of
  of $0 of income taxes                                               795,547            -
                                                                  ------------  -----------

NET INCOME                                                            600,547     (161,998)
                                                                  ============  ===========

INCOME (LOSS) PER SHARE:
  Basic
    Income (loss) from continuing operations                      $     (0.04)  $    (0.05)
    Income (loss) from discontinuing operations                          0.00         0.00
    Extraordinary item                                                   0.18         0.00
                                                                  ------------  -----------
              Net income (Loss)                                   $      0.14   $    (0.05)
                                                                  ============  ===========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  Basic                                                             4,432,534    3,380,728
                                                                  ============  ===========

                 See accompanying notes to financial statements

NATIONAL  MANAGEMENT  CONSULTING,  INC.  &  SUBSIDIARY
CONSOLIDATED STATEMENT  OF  STOCKHOLDERS'  DEFICIT



                                Preferred Stock        Common Stock          Additional
                             ------------------  ------------------------     Paid-in     Retained
                               Shares    Amount    Shares       Amount       Capital      Earnings       Total
                             ----------  ------  ----------  ------------  -----------  ------------  ------------
Balance, September 30, 2000           -       -     376,145  $        38   $2,144,690   $(3,186,955)  $(1,042,227)

Issuance of common stock
  for services rendered               -       -   3,011,667          301       90,049                      90,350

Stock sold                            -       -   1,000,000          100       14,900             -        15,000

Net loss                              -       -           -                                 (161,998)    (161,998)
                              ----------  ------  ----------  ------------  -----------  ------------  ------------


Balance, September 30, 2001           -       -   4,387,812          439    2,249,639    (3,348,953)   (1,098,875)

Issuance of common stock
  for services rendered                             134,167           13      160,987                     161,000



Net loss                              -       -           -            -            -       600,547       600,547
                             ----------  ------  ----------  ------------  -----------  ------------  ------------

Balance, September 30, 2002                       4,521,979  $     452   $2,410,626   $(2,748,406)     (337,328)
                                                 ==========  ============  ===========  ============  =============

                 See accompanying notes to financial statements

NATIONAL  MANAGEMENT  CONSULTING,  INC.  &  SUBSIDIARY
CONSOLIDATED STATEMENTS  OF  CASH  FLOWS


                                                  YEARS ENDED SEPTEMBER 30,
                                                 -------------------------
                                                      2002        2001
                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $ 600,547   $(161,998)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                        -           -
      Issuance of common stock for services          161,000      90,350
      Loss on abondonment of fixed assets                  -       3,200
      Gain of debt extinguishment                   (795,547)          -
      Changes in assets and liabilities:
        Accounts receivables                               -      17,144
        Loan to affiliate                                  -      39,214
        Accounts payable and accrued expenses         34,000      54,602
                                                   ----------  ----------

          Net cash (used in) provided by
            operating activities                           -      42,512
                                                   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction in credit facility                             -     (57,512)
  Proceeds from long term debt                             -           -
  Issuance of common stock                                 -      15,000
                                                   ----------  ----------

          Net cash provided by (used in)
            financing activities                           -     (42,512)
                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES                       -           -
                                                   ----------  ----------

          NET (DECREASE) INCREASE IN
            CASH AND CASH EQUIVALENTS                      -           -

CASH AND CASH EQUIVALENTS, Beginning                       -           -
                                                   ----------  ----------

CASH AND CASH EQUIVALENTS, Ending                  $       -   $       -
                                                   ==========  ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                    $       -   $      -
                                                   ----------  ----------

  Income taxes paid                                $       -   $       -
                                                   ----------  ----------

                 See accompanying notes to financial statements

NATIONAL  MANAGEMENT  CONSULTING,  INC.  &  SUBSIDIARY
NOTES  TO  FINANCAIL  STATEMENTS

NOTE  1  --  ORGANIZATION,  NATURE  OF  BUSINESS  AND  DISCONTINUED  OPERATIONS

Organization

National Management Consulting, Inc.(formerly Universal Media Holdings, Inc.)(the Company) was originally incorporated in Delaware as Tyconda Minerals Corp. in December of 1969. In February 1970, the Company merged leaving Tyconda Minerals Corp. as the surviving corporation. In November 1983 the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Hy-Poll Technology, Inc. That amendment also authorized it to issue 200,000,000 shares of Common Stock with a par value of $ .0001 per share.

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

On March 27, 2000, the Company acquired all the outstanding shares of Net-Tronics for $100,000 and 250,000 shares of Universal Media stock. This resulted in $100,000 of goodwill that was subsequently written off. Net-Tronics had no operations since formation. Concurrent with the aforementioned, Universal merged into its wholly owned subsidiary, dissolving its subsidiary with Universal.

On October 22, 2002 the company filed an amendment to change its name to National Management Consulting, Inc.

Discontinued  Operations

Subsequent to September 30, 2000 the Company made a determination to exit its trucking, transport and logistics operation after the acquisition of E-Trans due to continuing losses. The Company incurred a one-time charge of $25,000 related to an accrual for estimated expenses during the phase out period. The Company had attempted to settle with the lessor and other creditors of the operations. E-Trans filed for protection under Chapter 11 of the United States Bankruptcy Code, in the District of New Jersey on March 22, 2001. The Chapter 11 filing was subsequently converted to a Chapter 7 filing. Debts of this subsidiary were discharged by United States Bankruptcy Court, District of New Jersey on October 15, 2002. As a result the company recorded gain of approximately $795,500 on discharge of indebtedness, which has been classified as an extraordinary item.
                                       F-6

NATIONAL  MANAGEMENT  CONSULTING,  INC.  &  SUBSIDIARY
NOTES  TO  FINANCAIL  STATEMENTS  (continued)

The disposition of the transport business represents a disposal of a business segment under Accounting Principles Board Opinion No. 30. Accordingly, results of this operation have been classified as discontinued.

Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from continuing operations of $ 195,000 for the year ended September 30, 2002. At September 30, 2002 current liabilities exceed current assets by $ 337,328.

The Company has reorganized as a management and holding company with a focus on acquiring and managing small enterprises that have good growth prospects. The primary criteria for acquisition candidates are that they must be at or near profitability and exhibit potential for growth with a minimal amount of financing.

The first acquisition was the asset purchase from CDKNet.com representing a start up business with developed contacts in the internet marketing and media industries and investment holdings in several small publicly traded and private companies held its subsidiary by Diversified Capital Holdings LLC.

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

NATIONAL  MEDIA  HOLDINGS,  INC,  INC.  &  SUBSIDIARY
NOTES  TO  FINANCAIL  STATEMENTS(continued)

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

As a result of E-Trans petition of Bankruptcy under Chapter 7 of the U.S. Bankruptcy Code, along with all collateral being dissipated, E-Trans has defaulted on this obligation. Additionally, E-Trans is in violation of most of the covenants of its lending agreement, as well as one of the guaranteeing stockholders has declared and filed personal bankruptcy. As a result, Metro has filed judgments against E-Trans for payment of amounts due under the above arrangements, and will be subject to settlement of amounts owed it per the bankruptcy court's determination. Management of the company believes this debt was discharged in bankruptcy.


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

On August 14, 2002 the current Board of Directors cancelled 38,000,000 shares (pre post reverse split basis) of the previously issued shares dated April 12, 2002.

NATIONAL  MANAGEMENT  CONSULTING,  INC.  &  SUBSIDIARY
NOTES  TO  FINANCAIL  STATEMENTS  (continued)


NOTE  5--COMMON  STOCK


Reverse  split

In conjunction with the above "change of control" the Company on April 12, 2002, completed a reverse split of thirty old shares of common stock for each one share of new common stock. Shares issued to new management are new shares of common stock. This transaction has been retroactively applied to all share disclosures in the financial statement.

Common  Stock  Issued

On June 10, 2002 the Company issued and registered 4,025,000 ( pre post reverse split basis) shares of common stock for services rendered by consultants valued at $161,000.


NOTE  6-CONTINGENCIES

The company's subsidiary, E-Trans Logistics, Inc., had several possible collection actions that may be brought against it. It is believed that any actions involving the subsidiary would not affect the Company. It was also named as a debtor in a Chapter 7 bankruptcy, filed in 2001, proceeding in the District of New Jersey. The primary debtor is National Expedite, Inc. The Primary creditor in the proceeding is Metro Finance. E-Trans was a guarantor, along with other entities on the debt. The proceeding was settled on October 15, 2002. It is believed by management, that all debt of E-Trans was discharged with the bankruptcy and does not affect the parent company. (E-Trans amended its certificate of incorporation on changing its name to Express Marketing, Inc.)

NOTE  7-SUBSEQUENT  EVENTS

On October 22, 2002, and amended on January 5, 2003, the Company entered into an Asset Purchase Agreement wherein the Registrant purchased from CDKNet.com, Inc., certain assets, namely the entity known as Diversified Capital Holdings, LLC and certain assets of the entity known as the CDKNet, , LLC. The owners of Diversified Capital Holdings, LLC and certain stockholders and officers of CDKnet.com, Inc. are also stockholders and officers of the Company. The purchase price for the assets was a promissory note in the amount of THREE HUNDRED THIRTY-NINE THOUSAND DOLLARS ($339,000) plus interest at the rate of five percent (5%), payable monthly until February 2006. The Note is secured by a security interest in all the acquired assets.

The assets purchased include the assets of Diversified Capital Holdings, LLC, including debt instruments in Panama Industries, Ltd., Dominix, Inc., and Augrid of Nevada, Inc., as well as a note on CD duplication equipment ($60,000)
                                       F-9

NATIONAL  MANAGEMENT  CONSULTING,  INC.  &  SUBSIDIARY.
NOTES  TO  FINANCAIL  STATEMENTS  (continued)

that also is secured by a capital collateral account with a cash balance of ($60,000). There are also stock positions of the following: Tilden Associates, Dominix, Inc., Panama Industries. Ltd., Steam Clean USA, Inc., Augrid of Nevada, Inc. and a retainer due from Health Care America.

Also on October 22, 2002, the Company entered into a Stock Purchase Agreement with the shareholders of Human Trans Services Group, Ltd. ("Humana"), to purchase all issued and outstanding shares of common stock of Humana for shares of common stock of the Company.

Humana Trans Services Group, Ltd. (Humana) is a New York Corporation. Humana's business is referred to as Employee Leasing. Humana has contracts with various businesses to provide employees to the business. The business then pays a fee to Humana. Out of this fee, the employee is paid, they receive benefits and Humana retains a portion for its administrative efforts. As of November 1, 2002 Humana entered into an employment agreement with Kevin Whitmore to serve as President and Chief Executive Officer of Humana.

The  transaction  with  Humana  will  be  recognized  as a business combination.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None

PART  III

Item  9.           Directors  and  Executive  Officers  of  the  Registrant

Directors and Executive Officers of National Management Consulting, Inc. (formerly Universal Media Holdings, Inc.)

 Name                       Age              Position
-------------              -----             --------
Steven  Horowitz             43             Chairman of the Board  of Directors
                                            President  and  Chief  Executive
                                            Officer
James  W.  Zimbler           37             Director

Andrew J. Schenker           42             Director and Chief Financial Officer

Lee  Rubenstein              46             Director  and  Chief  Operations
                                            Officer


Biographical  Information  of  the  new  Directors  and  Officers  follows:

Steve Horowitz - Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Horowitz has served as Chairman of the Board of Directors and Chief Executive Officer of CDKnet.com since May 1998. Since April 1, 2000, he has served as a partner in Moritt, Hock, Hamroff & Horowitz, LLP, a Garden City, New York-based law firm. From October 1, 1991 to March 2000, he was the founding principal of Horowitz, Mencher, Klosowski, & Nestler, P.C., a Garden City, New York-based law firm. Mr. Horowitz holds a degree from Hofstra University School of Law and a Master of Business Administration degree in Accounting from Hofstra University School of Business. Mr. Horowitz is an Adjunct Professor of Law at Hofstra University and since, 1987 Mr. Horowitz was Director of Taxes for Symbol Technologies, Inc., a New York Stock Exchange corporation. Mr. Horowitz is a member of the American Bar Association and the New York State Bar Association.

James  W.  Zimbler-Director
On November 1, 2001, Mr. Zimbler, was appointed as President and Director of the TTI Holdings of America Corp. From February 2001 until October 15, 2001, Mr. Zimbler was engaged in consulting for various companies and for a portion of that time has been a principal member in Crossover Advisors, LLC. Prior to that, from January 1999 to November 1999, Mr. Zimbler was Chairman of the Board of Directors and President of IntermediaNet, Inc. now known as Cyberedge Enterprises, Inc., a public company and in November 1999, became just the Chairman until February 2001. He was re-appointed CEO and a Director in September 2001. Mr. Zimbler was also Chairman and CEO of Universal Media
Holdings, Inc., until February 2001. From December 1996 through November 1998, Mr. Zimbler was President and Chief Operating Officer for Total Freight Solutions America, Inc. Mr. Zimbler was employed by Packaging Plus Services, Inc. from August of 1994 through December of 1996. From March 1987 to September 1983 he was the owner of a messenger delivery service, which was sold. Thereafter he formed Rapid Delivery Service, which was sold to Packaging Plus Services, Inc., in 1994. Mr. Zimbler attended Suffolk Community College from 1983 through 1985 where he majored in Business Administration.

Andrew  J.  Schenker  -  Director  and  Chief  Financial  Officer
Mr. Schenker was appointed President of CDKnet.com, Inc. on January 3, 2002. He became a director of CDKnet.com in May, 1998. He recently stepped down from his position as the General Manager for Education Marketing - Worldwide at Symbol Technologies, Inc. a manufacturer and world leader in bar-code based data transaction systems based in Holbrook, New York to concentrate on entrepreneurial opportunities. Since November 1986, he has held several financial management positions at Symbol Technologies, Inc., most recently at the position described above. He is also the trustee for several trusts and a public foundation, as well as an executive committee member of the Smithtown School District Industry Advisory Board.

Lee  Rubinstein-Director
In 1993 Mr. Rubinstein became a principal in the telecommunications firm United Paging, as the Chief Operations Officer. There he developed the standards and procedures for the entire organization. United Paging grew to service customers with 13 locations in Nassau and Suffolk Counties. In 1998 Mr. Rubinstein sold his interests in United Paging and formed NBM Information Technology, Inc.

NBM is an information management consulting firm specializing in providing the client with an informational pathway to the entire investment community. NBM creates and distributes corporate information to a variety of wire services that specialize in trade, industrial, governmental, and public forums. These services include press releases, SEC filings, annual reports, crises management, and investor relations. NBM's clients have included such names as AT&T, NBC, American Express, and the Government of the Dominican Republic.

In 2001 Mr. Rubinstein co-founded Comprehensive Resource Advisors, Inc. as a boutique management consulting firm to work with small to mid-sized corporations that require outside help in restructuring and reengineering their company. This included preparing research reports including operational findings and marketing opportunities to attract new business or enhance a market that is already being mined by a company. CRA will act as the general contractor for the corporation that has numerous concurrent marketing projects and campaigns in order to keep them on time and schedule and most importantly within budget. CRA while working at a high level of independence and responsibility will also research, propose and design solutions which may or may not include the integration of technology to fit the specific requirements of the situation. This may include impact analysis, and implementation scheduling as well as providing sound and imaginative guidance to management in utilizing technology to achieve desired business objectives.

Mr. Rubinstein received his formalized training in Business Organization and Technology by attending both Arizona State University and Columbia University. Mr. Rubinstein has over 20 years experience in the areas of Technology and Organizational Management. He currently serves as President of NBM Information Technology, Inc. as well as President of Comprehensive Resource Advisors, Inc.

Item  10.          Executive  Compensation

Compensation  of  Management

None of the named persons has received stock options or other such non-cash compensation during the current fiscal year, other than the shares of the Company as indicated herein in Item 11. No one has received an annual compensation package of $100,000 or more.

Summary  Compensation  Table

                              Annual  Compensation                Long  Term Compensation
------------------------------------------------------------------------------------------------------------------
(a)                  (b)     (c)         (d)          (e)          (f)           (g)             (h)      (i)
                                                                 Restricted
                                                                   Stock       Securities         LTIP      All
 Name                Year   Salary($)   Bonus($)     Other($)     Awards ($)   Underlying       Payouts    Other
                                                                               Options/SARs(#)     ($)     ($)
------------------------------------------------------------------------------------------------------------------
Steven
Horowitz,
Chairman  &  CEO     2002     0.00            --         --       $ 519,560(1)
------------------------------------------------------------------------------------------------------------------
James
Zimbler,
Director             2002     0.00            --         --       $ 540,000 (2)
------------------------------------------------------------------------------------------------------------------
Andrew  Schenker,
CFO                  2002     0.00            --         --             --
------------------------------------------------------------------------------------------------------------------
Lee  Rubinstein,
Director  &
Chief  Operating
Officer              2002     0.00            --         --        $ 180,000(3)
------------------------------------------------------------------------------------------------------------------

(1) Comprising of 2,886,445 shares of restricted common stock at a value of $0.18 as of 1/14/03.
(2) Comprising of 3,000,000 shares of restricted common stock at a value of $0.18 as of 1/14/03.
(3) Comprising of 1,000,000 shares of restricted common stock at a value of $0.18 as of 1/14/03.



Employment  Agreements

We  have  an  employment  agreement  with  Kevin  Whitmore



Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2002, regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. As of September 30, 2002, there were 4,521,979 shares issued and outstanding of record. As of December 31, 2002, there were 10,845,282 shares issued and outstanding.

                                    SHARES OF
NAME  &  ADDRESS  OF                 COMMON              PERCENTAGE
BENEFICIAL  OWNERS                   STOCK               AS  OF  12/31/02
--------------------               ----------          ---------------
Steven  A.  Horowitz  (*)          2,865,445             26.42
     C/o  The  Company
Lee  Rubenstein  (*)               1,000,000              9.22
     C/o  The  Company
Kevin  Whitmore                    1,000,000              9.22
     C/o  The  Company
James  W.  Zimbler  (*)            3,000,000             27.66
     C/o  The  Company

Total  Officer/Directors
as  a  group                       7,865,445             72.52

*     Officer  and/or  Director


Item  12           Certain  Relationships  and  Related  Transactions

     The Company issued shares as set forth in Item 1, Operations, for the acquisition of assets.


Shares issued for the acquisition of Human Trans Services Group, Ltd., as of October 22, 2002.

     NAME                    NUMBER  OF  SHARES
-------------------------  -------------------------
James  W.  Zimbler                   2,000,000
Steve  Horowitz                      1,715,445
Andrew  Mazzone                        100,000
Kevin  Whitmore                        100,000
Andrew  Schenker                       150,000
Lee  Rubinstein                        250,000
Michael  Krome                         100,000
Riggs  &  Company                       50,000
Chris  Hascom-Bolton                    50,000
Robert  M.  Brown                       15,000
Bradley  T.J.  Mette,  Jr.               4,000
Jimmy  M,  Rogers                        5,000
Pauline  W.  Trnka                       5,000


Total  Shares                        4,544,445
                                   -----------

Item  13.          Exhibits,  Consolidated  Financial  Statements,
                   Schedules  and  Reports  on  Form  8-K

(a)  The  following  documents  are  filed  as  part  of  this  report:

         (1)(2)  CONSOLIDATED   FINANCIAL  STATEMENTS  .

         A list of the Consolidated Financial Statements filed as part of this Report is set forth in Item 7 and appears at Page F-1 of this Report; which list is incorporated herein by reference.

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


Item 14. Controls and Procedures

Information required by Item 307 of Regulation S-B is contained in the principal executive officer and financial officer conclusions (page about the effectiveness of the small business issuer`s disclosure controls and procedures (as defined in Reg. 240.13a-l4c under the securities act of 1934), based upon their evaluations of these controls and procedures a of a date within 90 days of the filing date of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    January  __  ,  2003        By:  /s/  Steven  Horowitz
                                    ----------------------------
                                    Steven  Horowitz,
                                    President  and  Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


DATE                                SIGNATURE  /TITLE

Date:    January  __  ,  2003        By:  /s/  Steven  Horowitz
                                    ----------------------------
                                    Steven  Horowitz,
                                    President  and  Chief  Executive  Officer
                                    Chairman  of  the  Board  of  Directors

                                    By:  /s/  James  W.  Zimbler
                                    -------------------------------
                                    James  W.  Zimbler,
                                    Director


                                    By:  /s/  Andrew  J.  Schenker
                                    ----------------------------
                                    Andrew  J.  Schenker,
                                    Chief  Financial  Officer  and  Director


                                    By:  /s/  Andrew  J.  Schenker
                                    ----------------------------
                                    Chief  Financial  Officer  and  Director


                                    By:  /s/  Lee  Rubenstein
                                    ----------------------------
                                    Lee  Rubenstein,
                                    Chief  Operating  Officer  and  Director

CERTIFICATIONS

I,  Steven  Horowitz,  certify  that:

1. I have reviewed this quarterly report on Form 10-KSB of National Management Consulting, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January  ,  2003
                                           /s/  Steven  Horowitz
                                           --------------------------------
                                          Steven  Horowitz
                                          President  and Chief Executive Officer

CERTIFICATIONS

I,  Andrew  J.  Schenker,  certify  that:

1. I have reviewed this quarterly report on Form 10-KSB of National Management Consulting, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January  ,  2003
                                           /s/  Andrew  J.  Schenkier
                                             --------------------------
                                             Andrew  J.  Schenker
                                             Chief  Financial  Officer