Form 10QSB
period 2002-12-31
NATIONAL MANAGEMENT CONSULTANTS INC
filed 2003-02-21
CIK 1100779

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended December 31, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

    For the transition period from _______________ to _______________


                        Commission File Number 000-28459

                      National Management Consultants, Inc.
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

        Registrant's telephone number, including area code (631) 385-6200
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                              Number of Shares
-------------------------------                           ---------------------
Common shares, $.0001 par value, February 19, 2003            10,845,282

UNIVERSAL MEDIA HOLDINGS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I:     FINANCIAL INFORMATION                                         3

  ITEM 1.   FINANCIAL STATEMENTS:



  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              3

  ITEM 3.   CONTROLS AND PROCEDURES                                       5


PART II:    OTHER INFORMATION

  ITEM 1    LEGAL PROCEEDINGS                                             5

  ITEM 2    CHANGES IN SECURITIES                                         6

  ITEM 3    DEFAULTS UPON SENIOR SECURITIES                               6

  ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                              6

  ITEM 5    OTHER INFORMATION                                             6

  ITEM 6    EXHIBITS AND REPORTS OF FORM 8-K                              6

Signatures                                                                7

Certifications                                                            8


UNIVERSAL MEDIA HOLDINGS, INC.

  ITEM 1.  FINANCIAL STATEMENTS

           Appear beginning on Page F-1

ITEM 2.  PLAN OF OPERATION

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

         Humana is a New York corporation. Humana is in the business of employee leasing. Humana has contracts oral and written, long and short term with various businesses to provide employees to the business. The business then pays a fee to Humana. Out of this fee, the employee is paid, they receive benefits and Humana retains a portion for its administrative efforts. As of November 1, 2002 Humana entered into an employment agreement with Kevin Whitmore to serve as President and Chief Executive Officer of Humana.

The transactions with CDKNet.com, Inc. and Humana have been recognized as business combinations.

ITEM 3.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely altering them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.


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


ITEM 2 - Changes in Securities

Reverse split

         In conjunction with the above asset purchases, which took place on October 22, 2003, the Company, on the same date, completed a reverse split of twelve old shares of common stock for each one share of new common stock. Shares issued to pursuant to the asset purchase are new shares of common stock. This transaction has been retroactively applied to outstanding share disclosures in the financial statements.


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


ITEM 4 - Submission of Matters to a Vote of Security Holders

Reverse split and Change of Name

         In conjunction with the above asset purchases, which took place on October 22, 2003, the majority of shares issued and outstanding and entitled to vote consented to the asset purchase and the subsequent name change and reverse split.


ITEM 5 - Other Information

None


ITEM 6 --Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibits.
                       EXHIBITS AND SEC REFERENCE NUMBERS

Number   Title of Document
------   -----------------
2(a)     Certificate of Incorporation (1) 2(b) Plan of Merger (1)
2(c)     Amendment to Certificate of Incorporation to Increase Authorized
         Shares  (1)
2(d)     Amendment to Certificate of Incorporation to Amend Name (1)
2(e)     Amendment to Certificate of Incorporation to Amend Name (2)
2(f)     By-Laws (1)
99.1 Certification of the Chief Executive Officer of National Management Consultants, Inc., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of National Management Consultants, Inc., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Filed as exhibits to Form 8-K, filed April 14, 2000, as Exhibit 99.1, Form 10-SB
(2) Filed as exhibit to Form 8-K, filed October 22, 2002.



         (b) Reports on Form 8-K

October 30, 2002: Item 1, Change of Control of Registrant
                  Item 2, Acquisition or Disposition of Assets
                  Item 5, Other Events
                  Item 6, Resignations of Directors

January 17, 2003: Item 2, Acquisition or Disposition of Assets (Amendment)


NATIONAL MANAGEMENT CONSULTANTS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MANAGEMENT CONSULTANTS, INC.

February 19, 2003                   By:  /s/ Steven A. Howoritz
------------------                          -------------------------
(Date)                                      Steven A. Howoritz
                                            Chairman and President


February 19, 2003                   By  /s/ Andrew Shanker
------------------                          --------------------------
                                            Andrew Shanker,
                                            CFO and Director

CERTIFICATIONS



I, Steven A. Horowitz, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Management Consultants, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

February 19, 2003

/s/  Steven A. Horowitz
--------------------------
Steven A. Horowitz
President




I, Andrew Shenker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Management Consultants, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

February 19,  2003

/s/  Andrew Shenker
--------------------------------
Andrew Shenker
Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven Howoritz, the Chief Executive Officer of National Management Consultants, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

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

Dated:   February 19, 2003

/S/ Steven A. Horowitz
--------------------------
Steven A. Horowitz,
President

EXHIBIT 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrew Shenker, the Chief Financial Officer of National Management Consultants, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

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

Dated:   February 19, 2003

/S/ Andrew Shenker
--------------------------
Andrew Shenker,
CFO

                      NATIONAL MANAGEMENT CONSULTING, INC.
                    (formerly Universal Media Holding, Inc.)
                      THREE MONTHS ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

                                                                      Page

REPORT OF INDEPENDENT AUDITOR                                          F-1

FINANCIAL STATEMENTS

       Balance Sheet as of December 31, 2002                           F-2
       Statements of Operations for the periods
            ended December 31, 2002 and 2001                           F-3
       Statements of Stockholders' Deficiency for the
            periods ended December 31, 2002 and 2001                   F-4
       Statements of Cash Flows for the periods
            ended December 31, 2002 and 2001                           F-5
       Notes to Financial Statements                                  F6-F10

REPORT OF INDEPENDENT AUDITOR

Board of Directors and Stockholders
National Management Consulting, Inc.
(formerly Universal Media Consulting, Inc.)



I have reviewed the accompanying consolidated balance sheet of National Management Consulting, Inc. as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the three-months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.


I conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards of the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on my review, I am not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles of the United States of America.

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




Aaron Stein,
Certified Public Accountant

Woodmere, New York
February 20, 2003

NATIONAL MANGEMENT CONSULTING, INC. & SUBSIDIARY
BALANCE SHEET
December 31, 2002




ASSETS

CURRENT ASSETS
                   Cash                                          $     13,427
                   Marketable securities-available for sale           305,093
                   Accounts receivable                                 55,723
                   Due from HumnaForce Systems                        127,859
                   Employee advances                                    1,480
                                                                 -------------

                              Total current assests                   503,582

Fixed Assets                                                            1,156

Intangible assets:
          Goodwill                                                     80,000
          Customer List                                                90,000
                                                                 -------------
                                                                      170,000
                                                                 -------------

                                                                      674,738
                                                                 =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
                   Accounts payable and accrued expenses         $    364,389
                                                                 -------------

                              Total current liabilities               364,389
                                                                 -------------

OTHER LIABILITIES
                   Advances from shareholder                          211,400
                   Note Payable-CDK.Net                               339,000
                                                                 -------------

                              Total other liabilites                  550,400
                                                                 -------------

                                                                      914,789
                                                                 -------------

STOCKHOLDERS' DEFICIT
                   Preferred stock, no par value,
                     2,000,000 shares authorized, 0 shares issued           -
                   Common stock, $.0001 par value,
                     200,000,000 shares authorized,
                     9,066,424 issued and outstanding                     906
                   Additional paid-in capital                       2,490,172
                   Accumulated deficit                             (2,731,129)
                                                                 -------------

                                                                     (240,051)
                                                                 -------------

                                                                 $    674,738
                                                                 =============


                 See accompanying notes to financial statements

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS



                                                                                  Three Months ended December 31,
                                                                                  ------------------------------
                                                                                      2002            2001
                                                                                  --------------  --------------
SALES                                                                             $     456,469   $           -
                                                                                  --------------  --------------

COST OF SALES                                                                           306,715               -
                                                                                  --------------  --------------

GROSS PROFIT                                                                            149,754               -

GENERAL AND ADMINISTRATIVE EXPENSES                                                     133,345          11,000
                                                                                  --------------  --------------

        OPERATING INCOME (LOSS)      BEFORE PROVISION FOR INCOME TAXES                   16,409         (11,000)
                                                                                  ------------------------------

OTHER INCOME
    Other income                                                                          4,073               -
    Interest expense                                                                     (3,205)         (4,000)
                                                                                  --------------  --------------

        Total other income                                                                  868          (4,000)
                                                                                  --------------  --------------

        INCOME (LOSS) BEFORE INCOME TAXES                                                17,277         (15,000)

INCOME TAXES                                                                                  -               -
                                                                                  --------------  --------------

         NET INCOME (LOSS)                                                               17,277         (15,000)
                                                                                  ==============  ==============


INCOME (LOSS) PER SHARE
    Basic:                                                                        $        0.00   $       (0.00)
                                                                                  ==============  ==============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                                                             4,536,956      10,969,529
                                                                                  ==============  ==============



                 See accompanying notes to financial statements

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT






                                                                                      Additional
                                   Preferred Stock             Common Stock            Paid-in        Retained
                                ----------------------  ---------------------------
                                 Shares      Amount        Shares        Amount        Capital        Earnings       Total
                                ----------  ----------  -------------  ------------  ------------  ---------------  ------------


Balance, September 30, 2002             -           -      4,521,979           452     2,410,626       (2,748,406)     (337,328)

    Shares issued to acquire                               4,544,445           454        79,546                         80,000
      Humana Trans

Net income                              -           -              -             -             -           17,277        17,277
                                ----------  ----------  -------------  ------------  ------------  ---------------  ------------

Balance, September 30, 2002                                9,066,424           906     2,490,172       (2,731,129)     (240,051)
                                ==========  ==========  =============  ============  ============  ===============  ============






                 See accompanying notes to financial statements

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
STATEMENTS OF CASH FLOWS




                                                                      Years ended December 31,
                                                                     ----------------------------
                                                                         2002           2001
                                                                     --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                $     (57,734)  $   (15,000)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Gain from sale of Marketable securities                             (4,073)            -
        Issuance of common stock for services                                    -             -
        Changes in assets and liabilities:
           Accounts receivables                                                  -             -
           Accounts payable and accrued expenses                            26,289        15,000
                                                                     --------------  ------------

             Net cash (used in) provided by
               operating activities                                        (35,518)            -
                                                                     --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Note Payable-CDK.netused to                               37,980             -
        reduce accounts payables net of marketable
        securities acquired
    Cash acquired from issuance of stock
        for purchase of Humana Trans                                        10,965             -
    Issuance of common stock                                                     -             -
                                                                     --------------  ------------

             Net cash provided by (used in)

               financing activities                                         48,945             -
                                                                     --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                             -             -


             NET (DECREASE) INCREASE IN
               CASH AND CASH EQUIVALENTS                                    13,427             -

CASH AND CASH EQUIVALENTS, Beginning                                             -             -
                                                                     --------------  ------------

CASH AND CASH EQUIVALENTS, Ending                                    $      13,427   $         -
                                                                     ==============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                              $ -           $ -
                                                                     --------------  ------------

    Income taxes paid                                                          $ -           $ -
                                                                     --------------  ------------

                 See accompanying notes to financial statements

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCAIL STATEMENTS
NOTE 1 -- ORGANIZATION, NATURE OF BUSINESS AND DISCONTINUED OPERATIONS

Organization

National Management Consulting, Inc. (formerly Universal Media Holdings, Inc.)(the Company) was originally incorporated in Delaware as Tyconda Minerals Corp. in December of 1969. In February 1970, the Company merged leaving Tyconda Minerals Corp. as the surviving corporation. In November 1983 the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Hy-Poll Technology, Inc. That amendment also authorized it to issue 200,000,000 shares of Common Stock with a par value of $ .0001 per share.

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

Acquisitions

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

The assets purchased include the assets of Diversified Capital Holdings, LLC, including debt instruments in Panama Industries, Ltd., Dominix, Inc., and Augrid of Nevada, Inc., as well as a note on CD duplication equipment ($60,000)

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCAIL STATEMENTS (continued)



that also is secured by a capital collateral account with a cash balance of ($60,000). There are also stock positions of the following: Tilden Associates, Dominix, Inc., Panama Industries. Ltd., Steam Clean USA, Inc., Augrid of Nevada, Inc. and a retainer due from Health Care America.

Also on October 22, 2002, the Company entered into a Stock Purchase Agreement with the shareholders of Human Trans Services Group, Ltd. ("Humana"), to purchase all issued and outstanding shares of common stock of Humana for 4,544,445 shares of common stock of the Company valued at $80,000 represents Goodwill.

Humana Trans Services Group, Ltd. (Humana) is a New York Corporation. Humana's business is referred to as Employee Leasing. Humana has contracts with various businesses to provide employees to the business. The business then pays a fee to Humana. Out of this fee, the employee is paid, they receive benefits and Humana retains a portion for its administrative efforts. The transaction with Humana is recognized as a business combination.

The fair of assets and liabilities acquired are as follows:

            Accounts receivable                $  55,723
            Due from HumanaForce Systems         127,859
            Employee advances                      1,480
            Fixed assets                           1,156
            Customer list                         90,000
            Accounts Payable                     (75,783)
            Shareholders' Advances              (211,400)
                                               ----------
                Cash acquired                  $  10,985
                                               ----------

HumanaForce Systems is a related party in that stockholders of National Management Consulting, Inc. are also owners of that operation. At present, there are no terms for repayment.



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

NATIONAL MEDIA HOLDINGS, INC, INC. & SUBSIDIARY
NOTES TO FINANCAIL STATEMENTS(continued)

The first acquisition was the asset purchase from CDKNet.com representing a start up business with developed contacts in the internet marketing and media industries and investment holdings in several small publicly traded and private companies held its subsidiary by Diversified Capital Holdings LLC. However, the company was financed primarily by stockholder advances.

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



NOTE 2--ADVANCES FROM SHAREHOLDERS

Advances from Shareholder are non interest bearing obligations that stockholder can demand payment at anytime. These advances were used to finance the start up of the Humana Trans operation.

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCAIL STATEMENTS (continued)



NOTE 3--COMMON STOCK

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


NOTE 4--CONTINGENCIES

The company's former subsidiary, E-Trans Logistics, Inc., had several possible collection actions that may be brought against it. It is believed that any actions involving the subsidiary would not affect the Company. It was also named as a debtor in a Chapter 7 bankruptcy, filed in 2001, proceeding in the District of New Jersey. The primary debtor is National Expedite, Inc. The Primary creditor in the proceeding is Metro Finance. E-Trans was a guarantor, along with other entities on the debt. The proceeding was settled on October 15, 2002. It is believed by management, that all debt of E-Trans was discharged with the bankruptcy and does not affect the parent company. (E-Trans amended its certificate of incorporation on changing its name to Express Marketing, Inc.)