Form 10QSB
period 2003-03-31
NATIONAL MANAGEMENT CONSULTANTS INC
filed 2003-05-27
CIK 1100779

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   (Mark One)

      /X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________


                        Commission File Number 000-28459

                      NATIONAL MANAGEMENT CONSULTING, INC.
  -----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                               22-3360133
 -------------------------------       ---------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

             545 Madison Avenue, 6th Floor, New York, New York 10022
  ----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (516) 683-1500
                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                              Number of Shares
-------------------------------                          ---------------------
Common shares, $.0001 par value, April 30, 2003             10,255,282

               NATIONAL MANAGEMENT CONSULTING, INC. AND SUBSIDIARY

                                Table Of Contents

PART I:         FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS:                                        3

       Report of Independent Accountant
       Balance Sheet as of March 31, 2003
       Statements of Operations and Accumulated Deficit for the
            three months ended March 31, 2003 and 2002
       Statements of Operations and Accumulated Deficit for the
            Six months ended March 31, 2003 and 2002
       Statements of Cash Flows for the six months ended
            March 31, 2003 and 2002
       Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       3

ITEM 3.  CONTROLS AND PROCEDURES                                       6


PART II:        OTHER INFORMATION

ITEM 1          LEGAL PROCEEDINGS                                      6

ITEM 2          CHANGES IN SECURITIES                                  6

ITEM 3          DEFAULTS UPON SENIOR SECURITIES                        6

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS                            7

ITEM 5          OTHER INFORMATION                                      7

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K                       7

Signatures                                                             8

Certifications                                                         9

NATIONAL MANAGEMENT CONSULTING INC.

ITEM 1.  FINANCIAL STATEMENTS

         Appear beginning on Page F-1

                      NATIONAL MANAGEMENT CONSULTING, INC.
                    (formerly Universal Media Holding, Inc.)
                         SIX MONTHS ENDED MARCH 31, 2003

TABLE OF CONTENTS

                                                                     Page



FINANCIAL STATEMENTS

       Balance Sheet as of March 31, 2003                             F-1
       Statements of Operations for the six months                    F-2
            ended March 31, 2003 and 2002
       Statements of Operations for the three months                  F-3
            ended March 31, 2003 and 2002
       Statements of Stockholders' Deficiency for the
            Six months ended March 31, 2003                           F-4
       Statements of Cash Flows for the six months                    F-5
            ended March 31, 2003 and 2002

       Notes to Financial Statements                                 F6-F15

NATIONAL MANGEMENT CONSULTING, INC. & SUBSIDIARY
BALANCE SHEET
    MARCH 31, 2003




ASSETS

CURRENT ASSETS
                   Cash                                            $ 4,759
                   Investment securities                           229,473
                   Accounts receivable                              42,386
                   Note receivable-Excalibur                       100,000
                   Due from sale of securities                      50,000
                   Due from Related parties.                       137,660
                   Employee advances                                 5,870
                                                              -------------

                            Total current assests                  570,148
                                                              -------------

Fixed Assets                                                         1,056
                                                              -------------

Intangible asset:
          Customer List                                             90,000
                                                              -------------


                                                                 $ 661,204
                                                              =============


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
                   Accounts payable and accrued expenses         $ 387,898
                   Payroll taxes payable                            54,786
                   Note Payable-CDK.Net                            339,000
                                                              -------------

                            Total current liabilities              781,684
                                                              -------------

OTHER LIABILITIES
                   Advances from shareholder                       306,400
                                                              -------------



                            Total liabilities                    1,088,084
                                                              -------------

STOCKHOLDERS' DEFICIT
                   Preferred stock, no par value,
                     2,000,000 shares authorized, 0 shares issued        -
                   Common stock, $.0001 par value,
                     200,000,000 shares authorized,
                     11,112,782 issued and outstanding               1,110
                   Additional paid-in capital                    3,379,885
                   Accumulated deficit                          (3,807,875)
                                                              -------------

                                                                  (426,880)
                                                              -------------

                                                                 $ 661,204
                                                              =============


                 See accompanying notes to financial statements

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS


                                                                                    SIX MONTHS ENDED MARCH 31,
                                                                                   ------------------------------
                                                                                       2003            2002
                                                                                   --------------  --------------

SALES                                                                                  $ 901,906             $ -
                                                                                   --------------  --------------

COST OF SALES                                                                            502,408               -
                                                                                   --------------  --------------

GROSS PROFIT                                                                             399,498               -

GENERAL AND ADMINISTRATIVE EXPENSES                                                    1,339,850          17,500
                                                                                   --------------  --------------

        OPERATING (LOSS)                                                                (940,352)        (17,500)
                                                                                   --------------  --------------

OTHER INCOME
    Provision uncollectible receivable due from HumanaForce Systems                     (135,610)
    Gain on sale of marketable securities                                                 26,698               -
    Interest expense                                                                     (10,205)         (8,000)
                                                                                   --------------  --------------

        Total other income                                                              (119,117)         (8,000)
                                                                                   --------------  --------------

        INCOME (LOSS) BEFORE INCOME TAXES                                             (1,059,469)        (25,500)

INCOME TAXES                                                                                   -               -
                                                                                   --------------  --------------

         NET INCOME (LOSS)                                                            (1,059,469)        (25,500)
                                                                                   ==============  ==============




INCOME (LOSS) PER SHARE
    Basic:                                                                            $ (0.13)        $ (0.07))
                                                                                   ==============  ==============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                                                              7,860,291         385,150
                                                                                   ==============  ==============


                 See accompanying notes to financial statements

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
STATEMENTS OF OPERATIONS


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ------------------------------
                                                                                       2003            2002
                                                                                   --------------  --------------

SALES                                                                                  $ 445,437             $ -
                                                                                   --------------  --------------

COST OF SALES                                                                            195,693               -
                                                                                   --------------  --------------

GROSS PROFIT                                                                             249,744               -

GENERAL AND ADMINISTRATIVE EXPENSES                                                    1,206,504           6,500
                                                                                   --------------  --------------

        OPERATING INCOME (LOSS)      .                                                  (956,760)         (6,500)
                                                                                   --------------  --------------

OTHER INCOME(EXPENSE)
    Provision for HumanaForce Systems receivable                                        (135,610)
    Gain (loss) on sale of Marketable Securities                                          22,625               -
    Interest expense                                                                      (7,000)         (4,000)
                                                                                   --------------  --------------

        Total other income(expense)                                                     (119,985)         (4,000)
                                                                                   --------------  --------------

        INCOME (LOSS) BEFORE INCOME TAXES                                             (1,076,745)        (10,500)

INCOME TAXES                                                                                   -               -
                                                                                   --------------  --------------

         NET INCOME (LOSS)                                                            (1,076,745)        (10,500)
                                                                                   ==============  ==============




INCOME (LOSS) PER SHARE
    Basic:                                                                            $ (0.10)        $ (0.03))
                                                                                   ==============  ==============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                                                             11,145,757         385,151
                                                                                   ==============  ==============


                 See accompanying notes to financial statements

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT



                                                                                       Additional
                                  Preferred Stock              Common Stock             Paid-in         Retained
                               ----------------------  -----------------------------
                                 Shares      Amount       Shares          Amount        Capital         Earnings        Total
                               -----------  ---------  --------------  ------------- --------------  --------------- -------------


Balance, October 1, 2002                -          -       4,521,979          $ 452    $ 2,410,626     $ (2,748,406)   $ (337,328)

    Cancellation of previousl
      issued shares                     -          -      (3,166,667)          (317)           317                -             -

    Shares issued to acquire
      Humana Trans                      -          -       4,544,445            454              -                -           454

    Shares issued pursant to
      consulting arrangements           -          -       5,073,025            507        867,456                -       867,963

    Shares issued pursuant to
      legal fees                        -          -          50,000              5         24,995                -        25,000

    Options issued for consulting
      arrangement                       -          -               -              -         67,500                -        67,500

    Shares issued pursuant to
      exercise of options               -          -          90,000              9          8,991                -         9,000


Net loss                                                                                                 (1,059,469)   (1,059,469)
                               -----------  ---------  --------------  ------------- --------------  --------------- -------------

Balance, March 31, 2003                 -          -      11,112,782        $ 1,110    $ 3,379,885     $ (3,807,875)   $ (426,880)
                               ===========  =========  ==============  ============= ==============  =============== =============




                 See accompanying notes to financial statements

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
STATEMENTS OF CASH FLOWS




                                                                     SIX MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         2003           2002
                                                                     --------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                  $(1,059,468)    $ (25,500)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Gain from sale of Marketable securities                            (26,698)            -
        Issuance of common stock for services                              892,963             -
        Issuance of common stock options for services                       67,500             -
        Other                                                                  454             -
        Changes in assets and liabilities:
           Accounts receivables                                            (42,386)            -
           Due from related parties                                       (137,660)            -
           Employee advances                                                (5,870)
           Accounts payable and accrued expenses                            50,572        25,500
           Payroll taxes payable                                            54,786             -

                                                                     --------------  ------------

             Net cash (used in) provided by
               operating activities                                       (205,807)            -
                                                                     --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Note Payable-CDK.net                                     339,000             -
    Advances from shareholder                                              306,400             -
    Issuance of common stock                                                 9,000             -
                                                                     --------------  ------------

             Net cash provided by (used in)
               financing activities                                        654,400 #           -
                                                                     --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                               #
    Purchae of customer list                                               (90,000)            -
    Purchase of equipment                                                   (1,056)            -
    Net purchases of marketable securities                                (202,778)            -
    Note receivable-Excalibur                                             (100,000)            -
    Due from sale of securities                                            (50,000)            -
                                                                     --------------  ------------

             Net cash provided by (used in)
               investing activities                                       (443,834)            -
                                                                     --------------  ------------

             NET (DECREASE) INCREASE IN
               CASH AND CASH EQUIVALENTS                                     4,759             -

CASH AND CASH EQUIVALENTS, Beginning                                             -             -
                                                                     --------------  ------------

CASH AND CASH EQUIVALENTS, Ending                                          $ 4,759           $ -
                                                                     ==============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                              $ - #         $ -
                                                                     ==============  ============

    Income taxes paid                                                          $ -           $ -
                                                                     ==============  ============

                 See accompanying notes to financial statements

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of National Management Consulting, Inc. & Subsidiary. (the Company) at March 31, 2003 and, changes in stockholders' deficit and cash flows for the six months ended March 31, 2003 and the statements of operations for each of the six and three months ended March 31, 2003. For further information, refer to the financial statements and disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB (Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934) (File No. 000-28459).

NOTE 2 -- ORGANIZATION, NATURE OF BUSINESS AND DISCONTINUED OPERATIONS

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

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

had no operations since formation. Concurrent with the aforementioned,

Universal merged into its wholly owned subsidiary, dissolving its subsidiary with Universal.

On October 22, 2002 the company filed an amendment to change its name to National Management Consulting, Inc.

Acquisitions:

Diversified Capital and CDKNet

         On October 22, 2002, and amended on January 5, 2003, the Company entered into an Asset Purchase Agreement wherein the Company purchased from CDKNet.com, Inc., certain assets, namely the entity known as Diversified Capital Holdings, LLC and certain assets of the entity known as the CDKNet.,LLC. The owners of Diversified Capital Holdings, LLC ("Diversified") and certain stockholders and officers of CDKNet.com, Inc. are also stockholders and officers of the Company. The purchase price was $339,000 for the assets in the form of a promissory note that bears interest at the rate of five percent (5%), payable monthly until February 2006. The Note is secured by a security interest in all the acquired assets. The assets acquired included stock positions in small public companies, and certain debt instruments.

Humana Trans Services Group, Ltd.

         Also on October 22, 2002, (effective date of October 1, 2003) the Company entered into a Stock Purchase Agreement with the shareholders of Humana Trans Services Group, Ltd. ("Humana"), a New York corporation, to purchase all issued and outstanding shares of common stock of Humana for shares of common stock of the Company. At the time of acquisition Humana's only asset was a customer list purchased for $90,000 by funds advanced from the Company. Humana has commenced operations in the employee leasing business whereby Humana contracts with various businesses to provide employees to the business. The recipient business then pays a fee to Humana out of which the employee is paid and Humana retains a portion for its administrative efforts.


In conjunction with the Humana transaction the Company entered into an employment contract with the individual who had previously owned the customer list. This individual owned and operated a similar business and was to become the chief operating officer of Humana. The Company issued this individual 1,000,000 shares along with a salary arrangement for services to be rendered over a period of time. Shortly after the contract was executed this individual died. His shares have been cancelled and a lesser number of shares have been issued to settle with his estate.

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Subsequent to March 31, 2003 the company decided that Humana did not meet the company's strategic direction and sold the operations. (see note 12). This will be treated as a discontinued operation.


Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company has reorganized as a management and holding company with a focus on acquiring and managing small enterprises that have potential growth prospects. The primary criteria for acquisition candidates are that they must be at or near profitability and exhibit potential for growth with a minimal amount of financing. Financing recently has been from stockholder advances.

The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources. Also, the Company is actively in discussion with one or more potential acquisition or merger candidates. There is no assurance that the company will be successful in raising the necessary funds nor can there be a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the Company will be able to operate such company profitably or successfully.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


NOTE 3--SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation -- The consolidated financial statements include the accounts of Humana Trans Services Group, Ltd. a wholly owned subsidiary acquired in October 2002(see note 2). All significant intercom any accounts and transactions have been eliminated in consolidation.

Revenue Recognition -- Humana recognizes revenue based upon services performed and by employees and billed to customers. Additionally, National Management Consulting, Inc. performs financial consulting services to other companies. The fees earned consist of contracted amounts per period of time and success based fees.

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


Cash and Cash Equivalents -- For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheets.
The Company maintains their cash in a financial institution, which insures its deposits with the FDIC up to $100,000 per depositor.

Allowance For Doubtful Accounts-- Trade accounts receivable are stated net of any allowance for doubtful accounts. The Company estimates the allowance based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer's ability to pay. At March 31, 2003 management of the Company had determined no further reserve was required after writing off any potential bad debts.

Property and Equipment -- Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets, which range from three to five years. Leasehold improvements are depreciated on a straight-line basis over the lesser of either the estimated useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized.

Fair Value of Financial Instruments -- The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, related party receivables and accounts payable, accrued expenses, and stockholder advance approximate carrying value, principally because of the short maturity of those items. Note Payable-CDK.Net also approximates it fair based upon its maturity and the interest rate.

Income Tax -- federal income tax and to the extent that all the corporations have state income taxes they are accounted under an asset and liability method, which recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of certain assets and liabilities of each entity of the combined group. As of March 31, 2003 the Company had no taxable income. As of March 31, 2002 a valuation allowance to offset any future benefit from net operating loss carry forwards has been established because management believes it is more likely than not that the deferred asset will not be recovered. The Company has tax net operating losses to offset future taxable income if such taxable income materializes and subject to certain limitations under the Internal Revenue Code.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS



NOTE 4--INVESTMENT SECURITIES

Investment Securities include stock positions in small public companies, and certain debt instruments acquired in the acquisition of Diversified Capital and CDKNet are as follows at March 31, 2003:

         Available for Sale                         $  59,000
         Hold to Maturity                             170,000
                                                      -------
                                                    $ 229,000
                                                    =========

During the six months ended March 31, 2003, the Company sold securities available-for-sale for total proceeds of approximately $ 128,000 resulting in gross realized gains of approximately $22,600. For purposes of determining realized gains and losses, the cost of securities sold is based on the fair value of the securities at the time of acquisition.


NOTE 5--DUE FROM RELATED PARTIES

Due from related parties at March 31, 2003 consists of the following:

       Due from Dominick, Inc.                     $ 123,000
       Due form Bio Solutions, LLC                    14,660
                                                     -------
                                                   $ 137,660
                                                   =========
           In March of 2002, the Company entered into a one-year management consulting agreement with Dominick, Inc., a company that has significant common ownership and directors to provide financial consulting services. Compensation payable to the Company under this agreement includes 3,735,000 shares of the Company's common stock and $10,000 per month amounting to $120,000 which is included in Due from Dominick, Inc. at March 31, 2003. Currently, management of the company has not assigned any value to the shares of stock to be received in that there is a very limited market for the stock and Dominick, Inc. currently has no operations other than currently seeking a merger candidate. The remainder of the amount represents expenses the Company paid on behalf of Dominick, Inc.

Due form Bio Solutions, LLC is a related party in that an employee of Humana is the owner of that operation. At present, there are no terms for repayment.

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


NOTE 6--NOTE RECEIVABLE-XCALIBUR AND LETTER OF INTENT

In February 2003, the Company entered into a letter of intent with Transportation Logistics Int'l Inc. (OTCBB: TRPL) ("Transportation Logistics"), pursuant to which the Company agreed to acquire the assets and assume certain liabilities of Xcalibur Express, Inc., a wholly-owned subsidiary of Transportation Logistics ("Xcalibur"), in exchange for a combination of stock and notes (the "Excalibur LOI"), subject to certain conditions, including, but not limited to, the execution of a definitive acquisition agreement between the parties. In connection with the Xcalibur LOI, the Company made certain bridge loans to Xcalibur and its affiliates aggregating $100,000 on a secured basis, as evidenced by a grid promissory note due with interest at 8% per annum on June 14, 2003. Payment is guaranteed by Transportation Logistics (the "Xcalibur Loan").


Subsequently, on April 15, 2003, the Excalibur LOI expired without the Company and Transportation Logistics entering into a definitive acquisition agreement and the Company will not be acquiring any of the assets or assumes any liabilities of Xcalibur or otherwise engage in any type of acquisition with Transportation Logistics or Xcalibur. To date, Xcalibur has not repaid the Xcalibur Loan to the Company which is due on or before June 25, 2003.



NOTE 7--DUE FROM SALE OF INVESTMENT SECURITIES

On March 28, 2003 the Company entered into an agreement with an individual to purchase $50,000 worth of Dominix, Inc. debentures (Investment Securities-Hold to maturity) of which the Company held $100,000 prior to this transactions. The debentures were purchased at their face value thereby resulting in no gain or loss. The funds from the sale were received in April 2003.

NOTE 8--ADVANCES FROM SHAREHOLDER

Advances from Shareholder are non interest bearing obligations that the stockholder can demand payment at anytime. These advances were used to finance the start up of the Humana operation and pay other corporate expenses.

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE 9--NOTE PAYABLE-CDK.Net

On October 22, 2002, and amended on January 5, 2003, the Company entered into an Asset Purchase Agreement wherein the Company purchased from CDKNet.com, Inc., certain assets, namely the entity known as Diversified Capital Holdings, LLC and certain assets of the entity known as the CDKNet.,LLC. The owners of Diversified Capital Holdings, LLC ("Diversified") and certain stockholders and officers of CDKNet.com, Inc. are also stockholders and officers of the Company. The purchase price for the assets was a promissory note in the amount of $339,000 plus interest at the rate of five percent (5%), payable monthly until February 2006. The Note is secured by a security interest in all the acquired assets. The Company has not made any payments on the note since entering into the agreement and is in technical default; therefore the note has been classified as a current liability.



NOTE 10--COMMON STOCK



Reverse split

On November 11, 2002, the Company completed a reverse split of twelve shares of common stock for each one share new common stock.

This transaction has been retroactively applied to all share disclosures and transactions in the financial statement.

Options issued to Consultant

Pursuant to a consulting agreement entered into on February 25, 2003, the Company issued two options to purchase common stock of the company; one for 90,000 shares at an exercise price of $0.10/share and one for 90,000 shares at and exercise price of $0.15/shares. The Company has recognized compensation expense based upon the difference between the fair value of $0.50/share at the above date and the exercise price; this resulted in a charge of $67,500. The consultant is required as a result of this agreement to render consulting and advisory services on an as needed basis.


Common Stock Issued

The company issued 4,544,455 shares at par value in exchange for all the outstanding stock of Humana (see note 2).

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


The Company issued throughout the period 5,073,025 shares of common stock for services rendered by various consultants at values ranging from $0.12/share to $0.85/share, resulting in a total charge to operations of $867,963.

The Company issued 50,000 shares for legal fees valued at $0.50/share resulting in a charge to operations of $25,000.

The Company issued 90,000 share pursuant to the above option at an exercise price of $0.10/share for a total of $9,000.

Cancellation of shares

During the period the Company cancelled 3,166,667 shares (38,000,000 shares on a pre reverse split basis) as a result of certain conditions not being met at a time when the Company had a change in control.

NOTE 11--COMMITMENTS AND CONTINGENCIES

E-Trans Logistics

The company's former subsidiary, E-Trans Logistics, Inc., had several possible collection actions that may be brought against it. It is believed that any actions involving the subsidiary would not affect the Company. It was also named as a debtor in a Chapter 7 bankruptcy, filed in 2001, proceeding in the District of New Jersey. The primary debtor is National Expedite, Inc. The Primary creditor in the proceeding is Metro Finance. National was a guarantor, along with other entities on the debt. The proceeding was settled on October 15, 2002. It is believed by management, that all debts of E-Trans were discharged with the bankruptcy and does not affect the parent company. (E-Trans amended its certificate of incorporation on changing its name to Express Marketing, Inc.)

Financial Consulting Agreements

The company has entered into several agreements to provide services such as providing introductions in assisting companies in raising with compensation based upon a success fee. Also, other agreements call for fixed fees per month over a period of time. There was no income recognized under these arrangement other than from Dominix, Inc.
(See note 5)

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


Consultanting Agreement

On April 10, 2003 the Company entered into an agreement with an individual who will at the Company's request, assist the Company in developing, studying and evaluating merger and investment proposals. The agreement has a term of two years. In consideration for this services, the consultant will be paid a monthly fee of $2,000 along with receiving an option to purchase common stock of the company as follows:

                Number of Shares                Exercise Price

                      75,000                      $0.25/share
                      90,000                      $0.45/share
                     150,000                      $0.75/share
                     100,000                      $1.00/share
                     125,000                      $0.30/share
                     175,000                      $0.60/share

Additionally, if the consultant introduces the Company to a source of financing, the consultant will receive a success fee based upon the "Lehman formula."

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS



NOTE 12--SUBSEQUENT EVENT

         Subsequent to March 31, 2003 the company decided that Humana did not meet the company's strategic direction and sold the operations Pursuant to a Stock Purchase Agreement dated as of April 30, 2003 (the "Stock Purchase Agreement"), the Company sold all of Humana's capital stock to Humana Trans Services Holding Corp., a newly formed Delaware corporation ("Purchaser") whose principal officer and stockholder is James W. Zimbler ("JWZ"), a former officer and director of the Company who resigned effective March 31, 2003, for a purchase price of $255,000 of which $25,000 was paid to the Company at the closing and the balance of $230,000 shall be paid pursuant to a schedule of payments over a two year period as more fully set forth in the terms of that certain secured promissory note issued by Purchaser and JWZ (the "Purchaser's Note"). As security for the repayment of the Purchaser's Note, JWZ pledged certain stock owned by him including 500,000 shares of common stock of the Company and the Purchaser pledged all of Humana's capital stock. In conjunction with the sale by the Company of Humana's capital stock to the Purchaser, JWZ and the Company entered into a Settlement Agreement dated as of April 30, 2003 (the "Settlement Agreement"), pursuant to which the Company terminated that certain employment agreement between the Company and JWZ dated as of March 1, 2003, JWZ agreed, among other things, to return to the Company 1,750,000 shares of common stock of the Company owned by JWZ (the "Returned Shares") and the Company was released from any obligations to JWZ. The Company received the Returned Shares from JWZ and has cancelled and retired such Returned Shares. Also, the Company and JWZ entered into a Consulting Agreement dated as of April 30, 2003 (terminable upon 30 days prior notice) pursuant to which JWZ agreed to provide introductions on a corporate transactions with compensation to be set forth in such Consulting Agreement and solely to be paid in the event that a corporate transaction introduced by JWZ to the Company is consummated. The Company will be treated as a discontinued operation.

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS



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

        On October 22, 2002, the Company filed an Amendment to the Certificate of Incorporation with the State of Delaware to amend the name of the corporation from Universal Media Holdings, Inc. to National Management Consulting, Inc.

Operations:

         As Universal Turf, Inc., our former business was based on the marketing, installation and maintenance of synthetic surface material for sports and recreational fields. On February 14, 2000, Universal Turf, Inc. entered into an agreement with E-Trans-Logistics, Inc. ("E-Trans") whereby Universal Turf, Inc. purchased all issued and outstanding shares of E-Trans with Universal Media Holding, Inc. Common Stock. E-Trans was a trucking, transport and logistics company having its offices and warehouse in Carlstadt, New Jersey.

         As a result of the above acquisition the Company redirected its efforts from the synthetic grass business to that of transportation. This change in strategic direction resulted in a decline in operational activities of the Company as it reduced its efforts in the selling of synthetic grass surfaces. As a result, the operations of the Company were significantly hampered.

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

         By December 31, 2000 the Company made a determination to exit its trucking, transport and logistics operation due to continuing losses after the acquisition of E-Trans which resulted in E-Trans defaulting on a line of credit and a lease. The Company unsuccessfully attempted to settle with these and other creditors of E-Trans but was unsuccessful. Subsequently, E-Trans ( the subsidiary) filed for protection under Chapter 11 of the United States Bankruptcy Code, in the District of New Jersey on March 22, 2001. The Chapter 11 filing was subsequently converted to a Chapter 7 filing. All the debts of E-Trans were discharged by United States Bankruptcy Court, District of New Jersey on October 15, 2002. The disposition of the transport business represents a disposal of a business segment under Accounting Principles Board Opinion No.
30. Accordingly, results of this operation have been classified as discontinued.

         On October 22, 2002, and amended on January 5, 2003, the Company entered into an Asset Purchase Agreement wherein the Company purchased from CDKNet.com, Inc., certain assets, namely the entity known as Diversified Capital Holdings, LLC and certain assets of the entity known as the CDKNet., LLC. The owners of Diversified Capital Holdings, LLC ("Diversified") and certain stockholders and officers of CDKnet.com, Inc. are also stockholders and officers of the Company. The purchase price for the assets was a promissory note in the amount of $339,000 plus interest at the rate of five percent (5%), payable monthly until February 2006. The Note is secured by a security interest in all the acquired assets. The assets of Diversified included stock positions in small public companies, and certain debt instruments.

         Also on October 22, 2002 (effective October 1, 2003), the Company entered into a Stock Purchase Agreement with the shareholders of Human Trans Services Group, Ltd. ("Humana"), a New York corporation, to purchase all issued and outstanding shares of common stock of Humana for shares of common stock of the Company. At the time of acquisition the only the Humana's only assets was a customer list purchased by funds advanced from the Company. Humana has commenced operations in the employee leasing business in which Humana contracts with various businesses to provide employees to the business. The recipient business then pays a fee to Humana out of which the employee is paid and Humana retains a portion for its administrative efforts. The transactions with CDKNet.com, Inc. and Humana have been recognized as business combinations.

         In February 2002, the Company entered into a letter of intent with Transportation Logistics Int'l Inc. (OTCBB: TRPL) ("Transportation Logistics"), pursuant to which the Company agreed to acquire the assets and assume certain liabilities of Xcalibur Xpress, Inc., a wholly-owned subsidiary of Transportation Logistics ("Xcalibur"), in exchange for a combination of stock and notes (the "Xcalibur LOI"), subject to certain conditions, including, but not limited to, the execution of a definitive acquisition agreement between the parties. In connection with the Xcalibur LOI, the Company made certain bridge loans to Xcalibur and its affiliates aggregating $100,000 on a secured basis, as evidenced by a grid promissory note due with interest at 8% per annum no later than June 25,2003. Payment is guaranteed by Transportation Logistics and its principal officer and shareholder (the "Xcalibur Loan").


         Subsequently, on April 15, 2003, the Xcalibur LOI expired without the Company and Transportation Logistics entering into a definitive acquisition agreement and the Company will not be acquiring any of the assets or assume any liabilities of Xcalibur or otherwise engage in any type of acquisition with Transportation Logistics or Xcalibur. On May 23, 2003, the Company delivered a notice to Transportation Logistics and Xcalibur that they were in default under the terms of the Xcalibur Loan and demanded immediate repayment of the indebtedness. To date, Xcalibur has not repaid the Xcalibur Loan to the Company.

         Because Humana was not consistent with the new strategic direction of the Company after it was acquired, the Company determined to sell Humana. Pursuant to a Stock Purchase Agreement dated as of April 30, 2003 (the "Stock Purchase Agreement"), the Company sold all of Humana's capital stock to Humana Trans Services Holding Corp., a newly formed Delaware corporation ("Purchaser") whose principal officer and stockholder is James W. Zimbler ("JWZ"), a former officer and director of the Company who resigned effective March 31, 2003, for a purchase price of $255,000 of which $25,000 was paid to the Company at the closing and the balance of $230,000 shall be paid pursuant to a schedule of payments over a two year period as more fully set forth in the terms of that certain secured promissory note issued by Purchaser and JWZ (the "Purchaser's Note"). As security for the repayment of the Purchaser's Note, JWZ pledged certain stock owned by him including 500,000 shares of common stock of the Company and the Purchaser pledged all of Humana's capital stock. In conjunction with the sale by the Company of Humana's capital stock to the Purchaser, JWZ and the Company entered into a Settlement Agreement dated as of April 30, 2003 (the "Settlement Agreement"), pursuant to which the Company terminated that certain employment agreement between the Company and JWZ dated as of March 1, 2003, JWZ agreed, among other things, to return to the Company 1,750,000 shares of common stock of the Company owned by JWZ (the "Returned Shares") and the Company was released from any obligations to JWZ. The Company received the Returned Shares from JWZ and has cancelled and retired such Returned Shares. Also, the Company and JWZ entered into a Consulting Agreement dated as of April 30, 2003 (terminable upon 30 days prior notice) pursuant to which JWZ agreed to provide introductions on a non-exclusive basis to the Company with regard to a variety of potential corporate transactions with compensation to be set forth in such Consulting Agreement and solely to be paid in the event that a corporate transaction introduced by JWZ to the Company is consummated.

         The Company is actively in discussion with one or more potential acquisition or merger candidates. There can be no guarantee that the Company can successfully execute any acquisition or merger transaction with any company or if such transaction is effected, that the Company will be able to operate such company profitably or successfully.

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





PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

         Our subsidiary, E-Trans Logistics, Inc., has several possible collection actions that could be brought against it. It is believed that any actions involving the subsidiary would not affect the Company. As noted above, all of the debts of E-Trans were discharged by the United States Bankruptcy Court, District of New Jersey on October 15, 2002


ITEM 2 - Changes in Securities

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
2(a)     Certificate of Incorporation (1) 2(b) Plan of Merger (1)

2(c)     Amendment to Certificate of Incorporation to Increase Authorized Shares
         (1)

2(d)     Amendment to Certificate of Incorporation to Amend Name (1)

2(e)     Amendment to Certificate of Incorporation to Amend Name (2)

2(f)     By-Laws (1)

99.1 Certification of the Chief Executive Officer of National Management Consulting, Inc., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of National Management Consulting, Inc., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as exhibits to Form 8-K, filed April 14, 2000, as Exhibit 99.1, Form 10-SB

(2) Filed as exhibit to Form 8-K, filed October 22, 2002.

         (b) Reports on Form 8-K

On January 17, 2003, we filed a Current Report of Form 8-K-A, amending a previous Form 8-K filed on October 30, 2002, with respect to Items 1, 6, and 7 related to the Acquisition or Disposition of Assets related to the acquisition of assets from CDKnet, Inc., and related to the Human Trans Services Group, Ltd., transaction.

On March 5, 2003, we filed a Current Report on Form 8-K, with respect to Items 5,7 and 9, related to a transaction with Xcalibur Xpress, Inc. On April 7, 2003, we filed a Current Report on Form 8-K, with respect to Items 5, 6 and 7, related to the relocation of the Company's offices, resignations of Directors James W. Zimbler and Lee Rubenstein.

On April 22, 2003, we filed a Current Report on Form 8-K, with respect to Items 4 and 7, related to the change of the Independent Auditor of the Company. On May 13, 2003, we filed a Current Report on Form 8-K, with respect to Items 5 and 7, related to the sale or disposition of Assets, specifically, the sale of Humana Trans Services Group, Ltd and Settlement with James W. Zimbler.

NATIONAL MANAGEMENT CONSULTING, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MANAGEMENT CONSULTING INC.

May 23, 2003                                By:  /s/ Steven A. Horowitz
------------------                          ---------------------------------
Dated                                       Steven A. Horowitz
                                            Chairman and President


May 23, 2003                                By  /s/ Andrew J. Schenker
------------------                          ---------------------------------
Dated                                       Andrew J. Schenker,
                                            CFO and Director

CERTIFICATIONS

I, Steven Horowitz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Management Consulting, Inc.;

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

May 23, 2003

/s/  Steven  A. Horowitz
--------------------------------
Steven  A. Horowitz
President

I, Andrew J. Schenker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Management Consulting, Inc.;

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

May 23, 2003

/s/  Andrew J. Schenker
--------------------------------
Andrew J. Schenker
Chief Financial Officer