Form 10QSB
period 2003-06-30
NATIONAL MANAGEMENT CONSULTANTS INC
filed 2003-08-20
CIK 1100779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   (Mark One)

      /X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------    ---------------

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

       1120 Avenue of the Americas, Suite 4020, , New York, New York 10036
  ----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (212) 626-6702
                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                      Number of Shares
------------------------------------------------    --------------------
Common shares, $.0001 par value, August 15, 2003         25,147,228

               NATIONAL MANAGEMENT CONSULTING, INC. AND SUBSIDIARY

                                Table Of Contents

PART I:         FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS:

          Balance Sheet as of June 30, 2003 (unaudited)                      F-1
          Statements of Operations  for the
            nine months ended June 30, 2003 and 2002 (unaudited)             F-2
          Statements of Operations  for the
            three months ended  June 30, 2003 and 2002 (unaudited)           F-3
          Statements of Cash Flows for the nine months ended
             June 30, 2003 and 2002 (unaudited)                              F-4
          Notes to Financial Statements                                      F-5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     3

ITEM 3. CONTROLS AND PROCEDURES                                                5

PART II:        OTHER INFORMATION                                              6

ITEM 1  LEGAL PROCEEDINGS                                                      6

ITEM 2  CHANGES IN SECURITIES                                                  6

ITEM 3  DEFAULTS UPON SENIOR SECURITIES                                        6

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                                     6

ITEM 5  OTHER INFORMATION                                                      6

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                                       7

SIGNATURES                                                                     9

CERTIFICATIONS                                                                10

Part 1, Item I - Financial Statements

                NATIONAL MANGEMENT CONSULTING, INC. & SUBSIDIARY
                                  BALANCE SHEET
                                  June 30, 2003
                                   (unaudited)

ASSETS

CURRENT ASSETS
  Cash                                                     $  129,325
  Note receivable-Tele-V                                      600,000
                                                           ----------

           Total current assets                               729,325
                                                           ----------

                                                           $  729,325
                                                           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Net liabilities of discontinued operations               $  359,334
                                                           ----------

           Total current liabilities                          359,334
                                                           ----------
STOCKHOLDERS' DEFICIT
  Preferred stock, no par value,
    2,000,000 shares authorized,
      0 shares issued                                               -
  Common stock, $.0001 par value,
    200,000,000 shares authorized,
      9,600,282 issued and outstanding                            960
  Additional paid-in capital                                4,867,285
  Accumulated deficit                                      (4,430,968)
  Treasury stock                                              (67,286)
                                                           ----------
                                                              369,991
                                                           ----------
                                                           $  729,325
                                                           ==========

     The accompanying notes are an integral part of this financial statement

               NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    Nine Months Ended June 30,
                                                ------------------------------
                                                     2003            2002
                                                --------------  --------------

Revenues                                         $         -       $       -

Expenses                                                   -               -
                                                --------------  --------------
Income (loss) before discontinued
    operations                                             -               -

Discontinued Operations                          $(1,682,562)      $ (197,000)
                                                --------------    ------------

NET LOSS                                         $(1,682,562)      $ (197,000)
                                                ==============    ===========
INCOME (LOSS) PER SHARE
    Basic:                                       $     (O.22)      $    (0.14)
                                                ==============    ===========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                          7,624,119        1,415,684
                                                ==============    ===========

     The accompanying notes are an integral part of this financial statement

               NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Three Months Ended June 30,
                                                ------------------------------
                                                     2003            2002
                                                --------------  --------------
Revenues                                         $         -       $       -

Expenses                                                   -               -
                                                --------------  --------------

Income (loss) before discontinued
    operations                                             -               -

Discontinued Operations                          $  (623,093)      $(171,500)
                                                --------------  --------------

NET LOSS                                         $  (623,093)      $(171,500)
                                                ==============    ===========
INCOME (LOSS) PER SHARE
    Basic:                                       $     (0.07)      $   (0.06)
                                                ==============    ===========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    Basic                                          9,462,672       3,581,332
                                                ==============    ===========

     The accompanying notes are an integral part of this financial statement

               NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Nine Months Ended June 30,
                                                               --------------------------
                                                                   2003          2002
                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                          $(1,682,562)    $(197,000)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Issuance of common stock for services                    1,517,857       161,000
        Changes in assets and liabilities:
           Accounts receivables                                                   10,500
           Other                                                   218,316        25,500
                                                               ------------  ------------
             Net cash provided by
               operating activities                                 53,611             -
                                                               ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                       743,000
                                                               ------------  ------------
             Net cash provided by
               financing activities                                743,000             -
                                                               ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Note receivable-Tele-V                                         600,000
    Treasury stock acquisition                                      67,286
                                                               ------------  ------------
             Net cash (used in)
               investing activities                               (667,286)            -
                                                               ------------  ------------
             NET INCREASE IN
               CASH AND CASH EQUIVALENTS                           129,325             -

CASH AND CASH EQUIVALENTS, Beginning                                     -             -
                                                               ------------  ------------
CASH AND CASH EQUIVALENTS, Ending                              $   129,325     $       -
                                                               ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                              $         -           $ -
                                                               ============  ============

    Income taxes paid                                          $         -           $ -
                                                               ============  ============

     The accompanying notes are an integral part of this financial statement

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited financial statements of National Management Consulting, Inc (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements and are subject to year-end adjustment. In the opinion of management, the accompanying unaudited financial statements contain all known adjustments consisting of normal and recurring accruals and reserves necessary to present fairly the financial position of the Company at June 30, 2003 and, the results of operations and cash flows for the periods presented. For further information, refer to the financial statements and disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB (Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934) (File No. 000-28459).

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

     In August of 1995, Hy-Poll acquired all of the issued and outstanding shares of the Company's Common Stock. On December 21, 1995 the Company amended its Certificate of Incorporation changing its corporate name to Universal Turf, Inc. The Company then amended the name again on November 8, 1999, changing its corporate name to Universal Media Holdings, Inc. The Company did not have any material business operations until October 2002.

     On October 22, 2002 the Company filed an amendment to change its name to National Management Consulting, Inc.

     On July 21, 2003, the Company filed an amendment to change its name to Genio Group, Inc. with such name change to become effective on or about September 15, 2003. The Company will also apply to the NASD for a new trading symbol to become effective at or near the effective date of the amendment to change the Company's name. Shares of the Company's common stock will continue to trade on the Over-the-Counter Bulletin Board under the symbol NMCS pending such changes.

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

ACQUISITIONS AND DIVESTURES

     During the quarter ended, management of the Company commenced a series of transactions that resulted in significant changes to the assets and operations of the Company. As a result of these series of transactions the Company (a) exited the business of leasing employees by selling its Humana subsidiary, (b) entered into a letter of intent to acquire all of the capital stock of Tele-V, Inc., a privately-held New York corporation and its subsidiaries and affiliate companies (collectively "TV"), (c) negotiated several settlements with several creditors (CDKNet.com, Inc. and Steven A. Horowitz, the President and a Director of the Company) and (d) commenced a private placement to accredited investors of Company common stock (with warrants). According, the Company has presented its operations prior to these transactions as discontinued operations and classified the remaining assets and liabilities as net liabilities of discontinued operations.

Diversified Capital and CDKNet


     On October 22, 2002, as amended on January 5, 2003, the Company entered into an Asset Purchase Agreement wherein the Company purchased from CDKNet.com, Inc., certain assets, namely the entity known as Diversified Capital Holdings, LLC and certain assets of the entity known as the CDKNet, LLC. The owners of Diversified Capital Holdings, LLC ("Diversified") and certain stockholders and officers of CDKNet.com, Inc. were also stockholders and officers of the Company. The purchase price was $339,000 for the assets in the form of a secured promissory note that bears interest at the rate of five percent (5%), payable monthly until February 2006. The assets acquired included stock positions in small public companies, and certain debt instruments. Effective June 30, 2003, the Company reached an agreement to fully settle its obligations under the Note with CDKNet.com, Inc. On July 21, 2003, the Company and CDKNet.com, Inc. executed a settlement agreement (the "CDK Settlement"), pursuant to which the CDK Note has been settled in full without any cash payment by the Company in exchange for (i) the Company's releasing any right, title and interest to 34,750 shares of Series A preferred stock of CDK.net.com, Inc. held by an escrow agent;
(ii)cancellation of license of technology held by the Company from CDKNet, LLC; and (iii) assignment by the Company of its right, title, and interest in certain promissory notes held by the Company and certain marketable securities. As a result of this transaction between entities that have common control, the Company recorded an increase to additional paid in capital of $196,310.


Humana Trans Services Group, Ltd.

     Also on October 22, 2002, (effective date of October 1, 2003) the Company entered into a Stock Purchase Agreement with the shareholders of Humana Trans Services Group, Ltd. ("Humana"), a New York corporation engaged in the business of leasing employees.

     In April 2003, the Company decided that Humana did not meet the Company's strategic direction and sold the operations. Pursuant to a Stock Purchase Agreement dated as of April 30, 2003 (the "Stock Purchase Agreement"), between the Company, and Humana Trans Services Holding Corp., a newly formed Delaware corporation ("Purchaser") whose principal officer and stockholder is James W. Zimbler ("JWZ"), a former officer and director of the Company who resigned effective March 31, 2003, the Company sold all the capital stock of Humana to the Purchaser. The Purchaser agreed to pay a purchase price of $255,000 of which $25,000 was paid to the Company at the closing and the balance of $230,000 was to be paid over a two-year period pursuant to a secured promissory note issued by Purchaser and JWZ (the "Purchaser's Note"). As security for the repayment of the Purchaser's Note, JWZ pledged certain stock owned by him including

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


500,000 shares of common stock of the Company and the Purchaser pledged all of Humana's capital stock with all of such securities delivered to an escrow agent. In addition, separate from such pledge of securities, in conjunction with the sale by the Company of Humana's capital stock to the Purchaser, JWZ agreed, among other things, to return to the Company 1,750,000 shares of common stock of the Company owned by JWZ (the "Returned Shares") and the Company was released from any obligations to JWZ. The Company received the Returned Shares from JWZ and has cancelled and retired such Returned Shares.

     On July 10, 2003, the Company agreed to restructure the transaction with the Purchaser and JWZ and entered into a Settlement Agreement dated July 10, 2003, (the "Settlement Agreement"), whereby in consideration of the satisfaction of the Purchaser's Note and exchange of mutual releases, JWZ agreed to transfer to the Company, all right, title and ownership to 325,000 shares of the Company's common stock and 34,750 shares of Series A Preferred Stock of CDKnet.com owned by JWZ (collectively, the "Forfeited Securities"), with the transfer from escrow of the Forfeited Securities effective upon the escrow agent's determination that there are no valid third party claims that affect any of the Forfeited Securities. The Stock Purchase Agreement and the Settlement Agreement resulted in no net gain or loss to the Company.

     As of April 30, 2003, Humana had total assets of $139,467 and liabilities of $257,191. For the period October 1, 2002 through April 30, 2003, Humana had sales of $847,108 and an operating loss of $131,670.


Tele-V, Inc.


     On May 29, 2003, the Company entered into a letter of intent relating to the acquisition of all of the capital stock of Tele-V, Inc., a privately-held New York corporation and its subsidiaries and affiliate companies (collectively "TV"). TV is a diversified retail marketing and distribution company whose team has substantial experience in the marketing of a range of consumer based products. TV holds a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(R). The Company closed the acquisition of TV on July 21, 2003.


NOTE 3 -- ADVANCES FROM SHAREHOLDER


     Prior to June 30, 2003, a shareholder of the Company made certain advances in the amount of $354,400 to the Company that were non interest bearing obligations owed to the stockholder and payable on demand at anytime. The stockholder is Steven A. Horowitz, the President and a Director of the Company. These advances were used to finance the start up of the Humana operations as well as pay other corporate expenses and obligations. During June 2003, the Company and Mr. Horowitz commenced discussions to settle these advances. Accordingly, the Company and Steven A. Horowitz entered into a Settlement Agreement on July 21, 2003 (the "Horowitz Settlement Agreement"), pursuant to which the advances have been settled in full without any cash payment by the Company and in exchange for the Company's assigning certain rights to Steven A. Horowitz as follows: (i) the Company's rights to repayment under the Xcalibur Loan; (ii) 1,500,000 shares of Advanced Plant Pharmaceuticals, Inc. (OTCBB:
APPI) and 162,000 shares of Tilden Associates, Inc. (OTCBB: TLDN) held by the Company; (iii) 333,333 shares of Series A preferred stock in Dominix, Inc.(OTCBB: DMNX) owned by the Company and the rights to repayment of $123,000 due from Dominix, Inc. and (iv) 125,000 shares of the Company's common stock. The Settlement Agreement was approved by the Board of Directors of the Company without the participation of Steven A. Horowitz.

NATIONAL MANAGEMENT CONSULTING, INC. & SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -- COMMON STOCK

Reverse split


     On November 11, 2002, the Company completed a reverse split of twelve shares of common stock for each one share new common stock. This transaction has been retroactively applied to all share disclosures and transactions in the financial statement.




Common Stock Issued


     The Company issued 4,544,455 shares at par value in exchange for all the outstanding stock of Humana.

     Through June 30, 2003, the Company raised $600,000 in gross proceeds through a private placement of its equity securities to accredited investors. The Company raised additional funds subsequent to June 30, 2003 through the same private placement. Total gross proceeds in such private placement amounted to $3,000,000. The Company raised $2,000,000 of such funds through its own efforts and the remaining $1,000,000 was raise through a placement agent. Pursuant to this private placement, the Company issued an aggregate of 3 million shares of restricted common stock and warrants to acquire 3 million shares of restricted common stock at an exercise price of $1.50 per share, exercisable for a twenty-four month period. $2,000,000 of the proceeds of such private placement were used to make a secured loan to Tele-V, Inc.(TV), a New York privately-held corporation (the "TV Loan") and effective July 21, 2003, the Company acquired all of the capital stock of TV. The Company may, at its option, convert the TV Loan into an equity investment.

     The Company issued throughout the period 5,123,025 shares of common stock for services rendered by various consultants at values ranging from $0.12/share to $0.85/share, resulting in a total charge to operations of $1,517,857.


Cancellation of shares


     During the period the Company cancelled 6,087,500 shares held by certain Officers and consultants.

NOTE 5 -- SUBSEQUENT EVENT


     On July 9, 2003, the Company entered into a definitive acquisition agreement with Tele-V, Inc ("TV"), its principal shareholder and all of its subsidiaries and affiliates (collectively, "TV"), to acquire all of the capital stock of TV in exchange for the issuance of a majority of the issued and outstanding common stock of National (the "Acquisition"). TV is a diversified retail marketing and distribution company whose team has substantial experience in the marketing of a range of consumer based products. TV holds a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super heroes(R). On July 21, 2003, the Company completed the Acquisition and TV became a wholly-owned subsidiary of the Company. At the closing, the shareholders of TV were issued an aggregate of 15,484,448 shares of the Company's common stock, reflecting 65% of the 23,822,228 shares of common stock in total outstanding post-closing. The Company also agreed to provide a total of $3 million in funding to TV.


     The terms of the acquisition were negotiated between the officers of the Company and Mr. Shai Bar-Lavi. At the time of the negotiations, there was no material relationship between the Company or any of its directors, officers or affiliates and TV or its management. Mr. Bar-Lavi served as Chief Executive officer of CDKnet, LLC, a subsidiary of CDKnet.com, Inc. from April 1999 to January 2000. Mr. Horowitz, President of the Company is CEO, a director and a principal shareholder of CDKnet.com, Inc. Mr. Mayette, the Chief Financial Officer of the Company and Mr. Schenker, a director of the Company and former Chief Financial Officer of the Company, are also executive officers of CDKnet.com, Inc.

     Effective upon the closing of the acquisition of TV, Shai Bar-Lavi who was the Chairman and Chief Executive Officer of TV, joined the Company as Chairman of the Board of Directors. The Company's current Chairman, Steven A. Horowitz, became Vice-Chairman. The new officers of the Company are: Shai Bar-Lavi, Chief Executive Officer, Yaron Ben-Horin, Chief Operating Officer, Tim Mayette, Chief Financial Officer and Jeffrey Glickman is President of the Company's operating subsidiary, TV. Steven A. Horowitz will continue as President of the Company on an interim basis. The members of the Board of Directors of the Company are Mr. Bar-Lavi, Mr. Horowitz, and Andrew J. Schenker, a current director. TV may name two additional members to the Board of Directors under the terms of the TV Agreement which upon appointment will result in a majority of the Board of Directors comprised of TV appointed directors. To date, only Shai Bar-Lavi has been appointed a director of TV and TV has not yet named the two additional directors.


     Mr. Bar-Lavi executed a two year employment agreement with the Company whose principal terms include an annual salary of $180,000 plus an annual bonus to be awarded by the Board of Directors of the Company in its sole discretion (without participation of Mr. Bar-Lavi). Mr. Ben-Horin executed a two year employment agreement with the Company whose principal terms include (i) an annual salary of $100,000; (ii) a grant of options to acquire 250,000 shares of the Company's restricted common stock at an exercise price of $1.50 per share, exercisable for a three year term from the date of vesting and vesting at the rate of 50,000 options upon execution of the agreement and 50,000 options become exercisable on each of the six, twelve, eighteen, and twenty four months anniversary of the execution of the agreement and (iii) a bonus of up to 50% of annual salary in the event that the Company attains EBITDA equal to or in excess of $5,000,000 and $15,000,000,respectively in the Company's fiscal years ended September 30, 2004 and September 30, 2005.

NOTE 6 -- RECENT ACCOUNTING PRONOUNCEMENTS


     In November 2002, the FASB issued FIN No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34,"Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after March 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation on January 1, 2003 did not have a material impact on the Company's results of operations, financial position or cash flows.


     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This SFAS applies to costs associated with an "exit activity" that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to the following: termination benefits associated with involuntary terminations, terminating contracts that are not capital leases and costs to consolidate facilities or relocate employees. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

     During 2002, the FASB issued SFAS No. 145, 147 and 148, which were merely amendments to existing SFAS's or other accounting pronouncements.

     The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 and SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Entities", (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated results of operations and financial position.

     In Apirl 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.

     In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150"), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements. We will adopt SFAS No. 150 in the first quarter of fiscal 2004.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in our financial condition and liquidity, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," "predict," and other similar expressions constitute those statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in the statements. Potential risks and uncertainties include, among others, those set forth below. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of our future revenues, the unpredictable and evolving nature of our business model, and the risks associated with acquisitions, capacity constraints, systems development, management of growth and business expansion, as well as other risk factors.

Overview
--------

     We are a holding company incorporated in the State of Delaware. We have a limited operating history to date.

Recent Developments

     During the quarter ended, management of the Company commenced a series of transactions that resulted in significant changes to the assets and operations of the Company. As a result of these series of transactions the Company (a) exited the business of leasing employees by selling its Humana subsidiary, (b) entered into a letter of intent to acquire all of the capital stock of Tele-V, Inc., a privately-held New York corporation and its subsidiaries and affiliate companies (collectively "TV"), (c) negotiated several settlements with several creditors (CDKNet.com, Inc. and Steven A. Horowitz, the President and a Director of the Company) and (d) commenced a private placement to accredited investors of Company common stock (with warrants). According, the Company has presented its operations prior to these transactions as discontinued operations and classified the remaining assets and liabilities as net liabilities of discontinued operations.

Diversified Capital and CDKNet


     On October 22, 2002, as amended on January 5, 2003, the Company entered into an Asset Purchase Agreement wherein the Company purchased from CDKNet.com, Inc., certain assets, namely the entity known as Diversified Capital Holdings, LLC and certain assets of the entity known as the CDKNet, LLC. The owners of Diversified Capital Holdings, LLC ("Diversified") and certain stockholders and officers of CDKNet.com, Inc. were also stockholders and officers of the Company. The purchase price was $339,000 for the assets in the form of a secured promissory note that bears interest at the rate of five percent (5%), payable monthly until February 2006. The assets acquired included stock positions in small public companies, and certain debt instruments. Effective June 30, 2003, the Company reached an agreement to fully settle its obligations under the Note with CDKNet.com, Inc. On July 21, 2003, the Company and CDKNet.com, Inc. executed a settlement agreement (the "CDK Settlement"), pursuant to which the CDK Note has been settled in full without any cash payment by the Company in exchange for (i) the Company's releasing any right, title and interest to 34,750 shares of Series A preferred stock of CDK.net.com, Inc. held by an escrow agent;
(ii) cancellation of a license to technology held by the Company from CDKnet, LLC.; and (iii) assignment by the Company of its right, title, and interest in certain promissory notes and certain marketable securities.

     Also on October 22, 2002, (effective date of October 1, 2003) the Company entered into a Stock Purchase Agreement with the shareholders of Humana Trans Services Group, Ltd. ("Humana"), a New York corporation engaged in the business of leasing employees. In April 2003, the Company decided that Humana did not meet the Company's strategic direction and sold the operations. Pursuant to a Stock Purchase Agreement dated as of April 30, 2003 (the "Stock Purchase Agreement"), between the Company, and Humana Trans Services Holding Corp., a newly formed Delaware corporation ("Purchaser") whose principal officer and stockholder is James W. Zimbler ("JWZ"), a former officer and director of the Company who resigned effective March 31, 2003, the Company sold all the capital stock of Humana to the Purchaser. The Purchaser agreed to pay a purchase price of $255,000 of which $25,000 was paid to the Company at the closing and the balance of $230,000 was to be paid over a two-year period pursuant to a secured promissory note issued by Purchaser and JWZ (the "Purchaser's Note"). As security for the repayment of the Purchaser's Note, JWZ pledged certain stock owned by him including 500,000 shares of common stock of the Company and the Purchaser pledged all of Humana's capital stock with all of such securities delivered to an escrow agent. In addition, separate from such pledge of securities, in conjunction with the sale by the Company of Humana's capital stock to the Purchaser, JWZ agreed, among other things, to return to the Company 1,750,000 shares of common stock of the Company owned by JWZ (the "Returned Shares") and the Company was released from any obligations to JWZ. The Company received the Returned Shares from JWZ and has cancelled and retired such Returned Shares.


     On July 10, 2003, the Company agreed to restructure the transaction with the Purchaser and JWZ and entered into a Settlement Agreement dated July10, 2003, (the "Settlement Agreement"), whereby in consideration of the satisfaction of the Purchaser's Note and exchange of mutual releases, JWZ agreed to transfer to the Company, all right, title and ownership to 325,000 shares of the Company's common stock and 34,750 shares of Series A Preferred Stock of CDKnet.com, Inc. owned by JWZ (collectively, the "Forfeited Securities"), with the transfer from escrow of the Forfeited Securities effective upon the escrow agent's determination that there are no valid third party claims that affect any of the Forfeited Securities.

Tele-V, Inc.


     On May 29, 2003, the Company entered into a letter of intent relating to the acquisition of all of the capital stock of Tele-V, Inc., a privately-held New York corporation and its subsidiaries and affiliate companies (collectively "TV"). The Company closed the acquisition of TV on July 21, 2003.


Results of Operations - Nine months ended June 30, 2003 compared to nine months ended June 30, 2002

     As a result of the sale of Humana operations in April 2003, for presentation purposes, we have classified these operations as discontinued operations for all periods presented.


     During the nine months ended June 30, 2003, the Company incurred a net loss of $1,682,562 (all of which is related to discontinued operations) compared to a net loss of $197,000 for the nine months ended June 30, 2002. Included in the net loss from discontinued operations for the nine months ended June 30, 2003 are consulting revenue of $290,427 and professional fees (including legal, consulting and accounting) of $1,748,997. In addition, during the nine months ended June 30, 2003 the Humana operations had revenues of $847,108 and an net loss of $131,670. For the nine months ended June 30, 2002, the Company incurred professional fees and other operating expenses of $197,000.

Results of Operations - Three months ended June 30, 2003 compared to three months ended June 30 ,2002

     As a result of the sale of Humana operations in April 2003, for presentation purposes, we have classified these operations as discontinued operations for all periods presented.


     During the three months ended June 30, 2003, , the Company incurred a net loss of $623,093 (all of which related to discontinued operations) compared to a net loss of $171,500 for the three months ended June 30, 2002. Included in the net loss from discontinued operations for the three months ended June 30, 2003 are consulting revenue of $180,388 and professional fees (including legal, consulting and accounting) of $685,938. In addition, during the three months ended June 30, 2003 the Humana operations had revenues of $125,592 and an net loss of $7,177. For the three months ended June 30, 2002, the Company incurred professional fees and other operating expenses of $171,500.

Liquidity and Capital Resources

     As of June 30, 2003, we had $129,325 in cash and cash equivalents.

     Net cash provided by operating activities was $53,611 for the nine months ended June 30, 2003 compared to $0 for the nine months ended June 30, 2002. Cash used in operating activities for the nine months ended June 30, 2003 primarily resulted from the net loss from discontinued operations of $1,682,562 off set by non-cash issuance of common stock for services of $1,517,857.

     Net cash provided from financing activities was $743,000 for the nine months ended June 30, 2003 compared to $0 for the nine months ended June 30, 2002. Cash used in financing activities during the nine months ended June 30, 2003 resulted from cash proceeds of $725,000 from a private placement of common stock and option exercises of $18,000.

     Net cash used in financing activities was $667,286 for the nine months ended June 30, 2003 compared to $0 for the nine months ended June 30, 2002. In June 2002, pursuant to the letter of intent with Tele-V, the Company advanced $600,000 to Tele-V. In addition, in conjunction with the Settlement Agreement, the Company acquired 325,000 shares of it common stock that it valued at $67,286.


Factors Affecting future Results


     We do not provide forward looking financial information. However, from time to time statements are made by employees that may contain forward looking information that involve risks and uncertainties. In particular, statements contained in this quarterly report that do not historically contain predictions are made under the Safe Harbor Corporate Private Sector Litigation Reform Act of 1995. Our actual result of operations and financial condition have varied and may in the future vary significantly from those stated in any predictions. Factors that may cause these differences include without limitation the risk, uncertainties and other information discussed within this registration statement, as well as the accuracy of its internal estimate of revenue and operating expense levels. We will face a number of risk factors which may create circumstances beyond the control of management and adversely impact the ability to achieve our business plan.

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

         None

ITEM 3 - Defaults upon Senior Securities

None

ITEM 4 - Submission of Matters to a Vote of Security Holders

     By unanimous written consent dated July 9, 2003 pursuant to section 141(f) of the Delaware General Corporation Law, holders of a majority of the outstanding shares of common stock of the Company approved the filing of an amendment to the Company's certificate of incorporation changing its name to Genio Group, Inc. with such name change to become effective on or about September 15, 2003.

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
2(a)     Certificate of Incorporation (1) 2(b) Plan of Merger (1)

2(c)     Amendment to Certificate of Incorporation to Increase Authorized Shares
         (1)

2(d)     Amendment to Certificate of Incorporation to Amend Name (1)

2(e)     Amendment to Certificate of Incorporation to Amend Name (2)

2(f)     By-Laws (1)

2(g)     Amendment to Certificate of Incorporation to Amend Name

10. Employment Agreement between the Company and Shai Bar-Lavi dated as of July 21, 2003

10. Employment Agreement between the Company and Yaron Ben-Horin dated as of July 21, 2003

10. Employment Agreement between Tele-V, Inc. and Jeffrey Glickman dated as of July 21, 2003

10. Settlement Agreement between the Company and Steven A. Horowitz effective as of June 30 ,2003

10. Settlement Agreement between the Company and CDKnet.com, Inc. effective as of June 30, 2003

99.1 Certification of the President of National Management Consulting, Inc., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of National Management Consulting, Inc., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


--------------
(1) Filed as exhibits to Form 8-K, filed April 14, 2000, as Exhibit 99.1, Form 10-SB

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


     On May 23, 2003, we filed a Current Report on Form 8-K with respect to items 4 and 7, related to the change of the Independent Auditor of the Company.

     On June 3, 2003, we filed a Current Report on Form 8-K with respect to Item 5 related to the Company's entering into a letter of intent with TV to acquire all the capital stock of TV. On July 14, 2003, we filed a Current Report on Form 8-K with respect to Items 5 & 7 related to the (i) Company's entering into a definitive acquisition agreement to acquire all of the capital stock of TV; (ii) the Company's raising gross proceeds of $1,175,000 through a private placement of its equity securities to accredited investors, the proceeds of which were utilized to make a secured loan to TV and (iii) the Company entered into a settlement agreement with JWZ.

     On July 28, 2003, we filed a Current Report on Form 8-K with respect to Items 2, 5 & 7 related to the acquisition of TV, the appointment of Shai Bar-Lavi as Chairman of the Board of Directors and Chief Executive Officer of the Company, Yaron Ben-Horin as Chief Operating Officer of the Company and Jeffrey Glickman as President of Tele-V, Inc., the name change of the Company and the relocation of the Company's offices.

     On August 6, 2003, we filed a Current Report on Form 8-K with respect to Items 4 and 7 related to the change of the Independent Auditor of the Company.

                      NATIONAL MANAGEMENT CONSULTING, INC.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MANAGEMENT CONSULTING INC.


August 19, 2003                             By:  /s/ Steven A. Horowitz
-------------------                            -------------------------------
Dated                                          Steven A. Horowitz
                                               President, Principal Executive
                                                  Officer

August 19, 2003                             By   /s/Timothy J. Mayette
-------------------                            -------------------------------
Dated                                          Timothy J Mayette
                                               CFO