Form 10KSB
period 2003-09-30
GENIO GROUP INC
filed 2004-01-13
CIK 1100779

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-KSB

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2003

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period from ___________ to _______________

                        Commission File Number: 000-28459

                                GENIO GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                               22-3360133
--------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S Employer
 incorporation or organization)                              Identification No.)

1120 Avenue of the Americas, Suite 4020, New York, NY              10036
-----------------------------------------------------            ----------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (212) 626-6702

Securities registered under Section 12 (b) of the Exchange Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
           None

Securities registered under Section 12 (g) of the Exchange Act:

         Common Stock, $.001 par value
         -----------------------------
               (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year. $1,292,352

      As of December 22, 2003, the aggregate value of the issuer's voting stock held by non-affiliates was $16,824,544 (computed by multiplying the average of the bid and asked on that date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      As of December 22, 2003, there were 26,238,918 shares of the registrant's common stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                   Form 10-KSB Reference
--------                                                   ---------------------

None

Transitional Small Business Disclosure Format (Check one):   Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Description of Business ...........................................  1
Item 2.  Description of Property............................................  5
Item 3.  Legal Proceedings..................................................  6
Item 4.  Submission of Matters to a Vote of Security Holders................  6

                                   PART II

Item 5.  Market for Common Equity ad Related Stockholder Matters............  8
Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 11
Item 7.  Financial Statements............................................... 20
Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................. 20
Item 8A. Controls and Procedures............................................ 22

                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(A) of the Exchange Act................ 23
Item 10. Executive Compensation............................................. 23
Item 11. Security Ownership of Certain Beneficial Owners.................... 23
Item 12. Certain Relationships and Related Transactions..................... 23
Item 13. Exhibits and Reports on Form 8-K................................... 24
Item 14. Principal Accountants Fees and Services............................ 30

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our," "Genio" and "our company" refer to Genio Group, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our direct and indirect wholly-owned subsidiaries, Genio Inc., Genio Cards LLC, Tele-V Media, LLC and Tele-V, LLC.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words "believe," "may," "will," "should," "expect," "anticipate," "plan", "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors that include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Further Results and Market Price of Our Stock" and elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                     PART I

Item 1. Description of Business

      Certain of the characters and properties referred to in this report are subject to copyright and/or trademark protection.

General

      Genio Group, Inc. is a recently formed developer and marketer of entertainment and leisure products. We developed and launched Genio Cards(TM), our first product, in August 2003. Genio Cards is a series of collectible children's cards and related products that have educational content and are based upon Marvel Super Heroes(R) under a worldwide license from Marvel Enterprises, Inc. The license initially permits us to manufacture and sell children's educational cards and related items built around the globally recognizable Marvel Super Heroes(R) including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four (TM). Since the launch we have received orders from major retailers for Genio Cards(TM) including Wal-Mart, FAO Schwarz, K-Mart, CVS, Walgreens and Toys-R-Us. We are seeking international sales of Genio Cards(TM) through distribution agreements. We recently entered into an exclusive distribution agreement with Tomy U.K. covering Genio Cards sales in the United Kingdom, British Islands and Southern Ireland which has an initial term through June 30, 2005. We plan to develop an animated cartoon series revolving around a character to be developed with the name "Genio." Our primary source of revenue is currently from the sales of Genio Cards.

History

      Genio Inc., a New York corporation and wholly-owned subsidiary which conducts our current operations and was acquired in July 2003, was formed in May 2003 under the name "Tele-V, Inc." Genio Inc. holds all of the membership interests of Genio Cards LLC, formed in April 2003, Tele-V, LLC formed in May 2002 and Tele-V Media, LLC, formed May 30, 2002. Each of Genio Cards LLC, Tele-V, LLC and Tele-V Media, LLC are Delaware limited liability companies.

      We amended the certificate of incorporation of the holding company to change the name from National Management Consulting, Inc. to Genio Group, Inc. on September 15, 2003 following the acquisition of Genio Inc. and its subsidiaries. Genio Group, Inc., was originally organized under Delaware law in December 1969 as Tyconda Minerals Corp. The holding company had several amendments to change the corporate name in connection with several acquisitions and dispositions of businesses as follows:

         Name                                                 Date of Change
         ----                                                 --------------
         Hy-Poll Technology, Inc.                             November 2, 1983
         Universal Turf, Inc.                                 September 22, 1995
         Universal Media Holdings, Inc.                       November 10, 1999
         National Management Consulting, Inc.                 October 23, 2002

      We acquired Humana Trans Services Group, Inc., which is engaged in employee leasing, in October 2002 in a share exchange. On April 30, 2003 we sold all of the outstanding capital stock of Humana Trans Services Group, Ltd. to Humana Trans Services Holding Corp. In exchange, we received, among other things, a secured promissory note in the principal amount of $230,000 issued by Humana Trans Services Holdings Corp. and its shareholder, James W. Zimbler. We agreed on July 10, 2003 to restructure the transaction and settled with Humana Trans Services Holdings Corp. and Mr. Zimbler in consideration of 325,000 shares of our own common stock and 34,750 shares of Series A Preferred Stock of CDKnet.com owned by Mr. Zimbler or his affiliates.

Description of Genio Cards(TM) Products

      Genio Cards(TM)are educational collectible trading cards which feature 22 Marvel Super Heroes(R), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM)and the Fantastic Four(TM). These characters are licensed from Marvel Enterprises, Inc. Each Genio Card contains factual information on a variety of subjects which are introduced by a Marvel Super Hero. The Genio Cards can be matched to a specific location in a companion album, which is divided by subject area. Children ages 5-12 are encouraged to buy and trade Genio Cards to complete the subject area and ultimately own all 360 Genio Cards of the first and each future series. We also developed a series of competitive games for 2 or more players under the name Genio(TM)Power Challenge, which utilizes unique "power" characteristics of the Genio Cards.

      Genio Cards cover "amazing" inventions, "fascinating" civilizations and "marvelous" achievements in each case utilizing a Marvel Super Hero as a superlative to stimulate interest. Each series of 12 Genio Cards covers an education subject area such as:

      o     Space
      o     Earth and Weather
      o     Natural Wonders of the World
      o     Dinosaurs
      o     Creatures of the Rainforest
      o     Endangered Animals
      o     Ancient Civilizations
      o     Sports
      o     American Heroes
      o     Manmade Landmarks
      o     Great Inventions
      o     Transportation
      o     History of Aviation
      o     Space Travel

      We believe that the educational qualities of the Genio Cards will be accepted by parents and encourage purchases. The Genio Cards are the size of standard trading cards. We presently sell the following Genio Card items:

      o     standard 9 pack
      o a Mega Deck of 36 cards and one of five full-size posters of a Marvel Super Hero
      o     a 9-pack blister case
      o     pack of clear card sleeves
      o     Genio Collector's Album

Licensing

      We developed and are manufacturing and selling our Genio Cards products under a license agreement with Marvel Entertainment, Inc. that provides us with the exclusive use of Marvel Superheros for children's educational cards and related collectors album. We need to comply with the terms of the license including substantial minimum royalty payments in order to maintain this exclusivity. While we are seeking to develop characters such as "Genio" and remain open to licensing other characters from other sources. The license agreement expires on June 30, 2005, unless it is extended by agreement. The license agreement has provisions relating to quality control and minimum royalties. Although we are planning to develop our own characters and will license cartoon heroes from other sources, maintaining our license agreement with Marvel is critical to our business and our ability to generate consumer interest for Genio Cards(TM). We will seek out appropriate licensing agreements that support our objective to develop brands with sales growth potential.

Customers

      We have received orders from major retailers for Genio Cards(TM) in the United States including Wal-Mart, Target, K-Mart, Walgreens, FAO Schwarz, Zany Brainy, Toys-R-Us, CVS, and Blockbuster. We are also focusing on securing additional distribution agreements in other European territories as well as around the globe for the sale of Genio Cards(TM), although we cannot provide any assurances that we will be successful in doing so.

      During fiscal 2003, three retailers, CVS, FAO Schwarz and Walgreens, each accounted for more than 10% of our sales. On December 4, 2003 FAO Schwarz, ZB Company, Inc. and their parent, FAO, Inc., filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. While the loss of any of these customers would have a material adverse effect on our operations, we continue to add retail distribution customers. One of the customers added in the first quarter of fiscal 2004 has placed an order larger than the orders placed by any one of our principal customers in fiscal 2003.

Sales and Marketing

      Genio's products are marketed domestically through the Company's own sales force. Sales are made directly to major retailers or their independent distributors responsible for managing the store display area related to trading cards.

      Domestic

      Genio's products are sold in over 15,000 retail establishments in the United States. These are comprised of mass market retailers, toy stores, discount chains, drug stores and video stores such as Wal-Mart, K-Mart, Walgreens, FAO Schwartz, Toys-R-Us, CVS and Blockbuster. Our products can also be ordered online at www.geniocards.com or by phone at 1-800-449-1400.

      We began a U.S. television advertising campaign in December 2003 to generate consumer awareness of our Genio Cards(TM) that we hope will translate into commercial sales with the national retailers who are carrying our products. We initially processed direct response sales through a third party to allow consumers to purchase Genio Cards(TM) by telephone after having viewed Genio Cards(TM) commercials. We are considering eliminating this telephone operation in favor of our primary fulfillment provider. If we are successful in marketing the Genio Cards(TM), we may seek to expand into additional consumer product and entertainment areas utilizing the Genio(TM) brand name, although we cannot offer any assurances whatsoever that we will be successful in marketing the Genio Cards(TM) or in creating any additional products utilizing the Genio(TM) brand name.

      International

      We entered into a distribution and marketing agreement with Tomy UK Limited, a division of Tomy, Japan, one of the world's largest toy companies. The agreement provides for distribution of our products in the United Kingdom, British Islands and Southern Ireland. We are currently seeking additional outlets for our product internationally.

Intellectual Property

      Our products are sold and protected under trademarks, service marks, trade names and copyrights, and incorporate devices or designs for which patent applications are pending. We consider our intellectual property rights to be important assets in that they provide product recognition and protection. We also plan to protect our products in as many other countries as allowed by trademark, copyright and patent laws to the extent that such protection is available and meaningful. We also utilize intellectual properties of others under licensing agreements. We believe our rights to these properties are adequately protected, but we cannot assure you that our rights can be successfully asserted in the future or that such rights will not be invalidated, circumvented or challenged.

Governmental Regulation

      Our cards are subject to the provisions of the Consumer Product Safety Act and the Federal Hazardous Substances Act and all of the regulations promulgated thereunder. The consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission (CPSC) to exclude products from the consumer market that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of banned hazardous substance. The Flammable Fabrics Act enable the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The CPSC may also require the repurchase by the manufacturer of articles that are banned. Similar laws exist in some states and cities and in various international markets.

      Notwithstanding the foregoing, there can be no assurance that all of our products are or will be hazard free. Any material product recall could have an adverse effect ton us, depending on the product, and could affect sales of our other products.

Manufacturing

      Initially we contracted with third parties for a portion of our art and design work. After September 30, 2003 we hired two full-time artists.

      We employ a single printing broker for the production of our products including such specialty work as the addition of holographic images to the cards. We believe that there are other sources available to meet our requirements if this broker was not available.

Competition

      We compete for sales as well as counter and shelf space with large corporation in the publishing, toy and other industries such as Fleer, Upper Deck, Topps, 4 Kids Entertainment and Hasbro (Wizards of the Coast). These corporations and almost all of our competition have substantially greater resources than we do. We believe that the industry in which we operate is highly competitive.

Employees

      We employed 11 people as of September 30, 2003. None of our employees are represented by a union and we believe our relationship with our employees is good.

Item 2. Description of Property

      Our offices are at 1120 Avenue of the Americas, Suite 4020, New York, New York 10036. We occupy approximately 902 sq. feet of space pursuant to a month-to-month lease and pay $10,850 per month rent, and additional charges for services such as the use of a conference room, phone and internet service.

      We have also contracted a third party for call center, warehousing and fulfillment services, which we believe is a cost effective way of distributing our products by maintaining low overhead.

      Our current facilities, together with third party fulfillment services, are adequate for our current level of operations. We are looking for a multi-year office lease in Manhattan, New York to replace our temporary facilities. We believe that having a proprietary space will allow our activities to proceed more efficiently.

Item 3. Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      On July 9, 2003 the holders of 5,565,445 of 8,337,780 shares of our common stock signed written consents approving an amendment to our certificate of incorporation to change the name to "Genio Group, Inc." There were no adverse votes or abstentions.

Officers and Directors

      Directors, executive officers, and significant employees of Genio, their respective ages and positions with Genio are as follows:

      Name                    Age        Position
      ----                    ---        --------
      Shai Bar-Lavi            44        Chairman and Chief Executive Officer
      Steven A. Horowitz       44        Vice-Chairman
      Susan Eisner             57        President
      Andrew J. Schenker       43        Chief Financial Officer and Senior Vice
                                           President
      Yaron Ben-Horin          35        Chief Operating Officer

SHAI BAR-LAVI has been our Chairman and Chief executive officer since July 21, 2003 upon our acquisition of Genio Inc. where he was the chairman and chief executive officer since May 2002. He was also previously Chief Executive Officer of ElbitVflash Inc., a subsidiary of Elron Technologies (Nasdaq: ELRN), from January 2000 through January 2003, overseeing the development of technology and marketing applications, including the Vflash Messaging technology and NowCode wireless advertising.. From April 1999 through January 2000 he was the Chief Executive Officer of CDKnet, LLC where is oversaw development of CDK multimedia technology and Mixfactory online CD customization. He previously owned a television production company, Top Line Communications and served as President Partner of Shalom America, a television station carried by Time Warner cable from 1989 to 1998.

STEVEN A. HOROWITZ was our president from October 2002 to November 2003 and Chairman of the Board from October 2002 to July 21, 2003 at which time he became Vice-

Chairman. Mr. Horowitz has served as Chairman of the Board of Directors and Chief Executive Officer of CDKnet.com since May 1998. Since April 2000, he has served as a partner in Moritt, Hock, Hamroff & Horowitz, LLP, a Garden City, New York-based law firm. From October 1, 1991 to March 2000, he was the founding principal of Horowitz, Mencher, Klosowski, & Nestler, P.C., a Garden City, New York-based law firm. Mr. Horowitz holds a degree from Hofstra University School of Law and a Master of Business Administration degree in accounting from Hofstra University School of Business. Mr. Horowitz is an Adjunct Professor of law at Hofstra University. Mr. Horowitz is a member of the American Bar Association and the New York State Bar.

SUSAN EISNER has been our President since November 2003. She previously held several executive positions at 4 Kids Entertainment, Inc., a New York Stock Exchange listed licensing and entertainment company, for fourteen years with her most recent position being Senior Vice President of Licensing where she supervised all of that company's domestic and international licensing programs for the Pokemon brand, including the licensing of the popular trading card series with Wizards of the Coast and the licensing and marketing of toys, television series and movies based on the characters. She elected early retirement from 4 Kids in April 2003. Prior to joining 4 Kids Entertainment, Ms. Eisner served more than ten years as the Business Development Manager for the Golden Nugget hotel and Casino managing their New York office for the Atlantic City property. Previously, Ms. Eisner worked in the record industry holding marketing positions with Motown Records, Elektra/Asylum Records and Infinity Records in Los Angeles and New York.

ANDREW J. SCHENKER served as one of our directors from October 2002 to November 2003 at which time he became our Chief Financial Officer and Senior Vice President. He is also the President of CDKnet.com, Inc. since January 2002 and has been a director of CDKnet.com since May, 1998. He is also the sole officer and director of Dominix, Inc. since April 2002. He also held several financial positions from 1986 through 2001 at Symbol Technologies, Inc., a New York Stock Exchange listed company. His last position at Symbol was as General Manager for Education Marketing-Worldwide.

YARON BEN-HORIN has been our Chief Operating Officer since July 21, 2003 upon our acquisition of Genio Inc. where he was chief operating officer. For the past three years, he served as vice president, operations and creative director at NowMarketing, Inc., a marketing technology company. Previously, he was involved as a consultant to internet, technology and advertising firms.

      All directors serve as directors for a term of one year or until his successor is elected and qualified. All officers hold office until the first meeting of the board of directors after the annual meeting of stockholders next following his election or until his successor is elected and qualified. A director or officer may also resign at any time.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Our common shares are listed on the Over-the-Counter Bulletin Board or OTC BB and trade under the symbol "GNOI." On December 22, 2003, the last reported sale prices of our common shares were $1.65 per share.

      The following table sets forth, on a per share basis, the range of high and low bid information for the common stock on the OTC Bulletin Board:

                                                          HIGH              LOW
                                                         ------           ------
Year ended September 30, 2002
  First Quarter                                          $0.055           $0.006
  Second Quarter                                           0.03            0.007
  Third Quarter                                            0.75            0.006
  Fourth Quarter                                           0.18            0.005

Year ended September 30, 2003

  First Quarter                                          $ 0.23           $0.004
  Second Quarter                                           0.85            0.130
  Third Quarter                                            1.99            0.250
  Fourth Quarter                                           7.70            1.860

      The quotations reflect interdealer prices without retail markup, markdown, or a commission, and may not necessarily represent actual transactions.

      As of December 22, 2003, there were 26,238,918 shares issued and outstanding and 882 registered holders of our common shares.

Dividends

      Genio has not paid any dividends on its common stock since inception. Genio does not anticipate declaration or payment of any dividends at any time in the foreseeable future.

Recent Sales of Unregistered Securities

      On July 21, 2003 we issued 15,484,448 shares of our common stock to four shareholders of Genio Inc. and its subsidiaries who are related to each other but were not related to Genio at the time of the exchange. The exchange was negotiated directly with the recipients of the shares without any general solicitation. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us in these transactions. The offering is claimed to be exempt under Section 4(2) and Section 4(6) of the Securities Act of 1933.

      We completed a private placement of 3,000,000 shares of our common stock and 1,500,000 warrants on July 23, 2003. Each warrant allows the holder to acquire an additional share of our common stock for $1.50 until July 23, 2005. A total of 23 investors purchased 2,000,000 of the shares and 1,000,000 of the warrants directly from us and six investors purchased 1,000,000 shares and 500,000 warrants from us through Vfinance Investments, Inc., a registered broker-dealer, who acted as our placement agent. The placement agent received a commission of $80,000 and 500,000 warrants, which are identical to the warrants issued to the investors, as a placement fee. The offering was made without any general solicitation and each investor represented in the securities purchase agreement that they were "accredited" investors as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us with the offering and we filed a Form D with the SEC and in the states where the investors reside where such filing is required under state law. The offering is claimed to be exempt under Rule 506 of Regulation D, Section 4(2) and Section 4(6) of the Securities Act of 1933.

      From July 17, 2003 to August 15, 2003 we issued 1,696,000 common stock options to two of our employees and seven consultants. The options have exercise prices from $1.50 to $2.00 per share and a weighted average exercise price of $1.83. These option were granted as compensation without any payment due until exercise. None of the options have been exercised. The issuance of these options is claimed to be exempt under Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.

      On September 26, 2003 we issued 895,000 shares of our common stock to a several persons we believe are accredited investors. 827,500 of the shares issued were issued to 14 unaffiliated consultants for different types of consulting services under various consulting agreements. We issued the remaining 67,500 shares to settle various claims that arose prior to July, 2003. Each of these transactions was negotiated directly with the recipient of the shares without any general solicitation. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us in these transactions. The offering is claimed to be exempt under Section 4(2) and Section 4(6) of the Securities Act of 1933.

      We completed a private placement of 476,190 shares of our common stock on December 8, 2003 and received proceeds of $1,000,000. The investors also were issued 238,095 Class A warrants and 476,190 B warrants. The Class A warrants allow the investors to acquire an additional 238,095 shares of our common stock for $2.92 per share for a period of five years. The Class B warrants allow the investors to acquire an additional 476,190 shares of our common stock for $2.10 per share during the period commencing December 8, 2003 and ending the earlier of July 8, 2005 or 30 days after the effective date of the registration statement covering our shares of common stock issued to the investors in the placement. The offering was made without any general solicitation and purchased by six investors, each of whom represented in the securities purchase agreement that they were "accredited" investors as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us with the offering and we filed a Form D with the SEC and in the states where the investors reside where such filing is required under state law. The offering is claimed to be exempt under Rule 506 of Regulation D, Section 4(2) and Section 4(6) of the Securities Act of 1933.

Stock Option Plans

Information Concerning the Plan and Other Company Equity Compensation Plans

      The following table sets forth information concerning the number of shares of our common stock which may be issued under all of our equity compensation plans existing on September 30, 2003:

-----------------------------------------------------------------------------------------------------------------------
                                         Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------------------------------
                                         (a)                         (b)                           (c)
-----------------------------------------------------------------------------------------------------------------------
                                                                                         Number of securities
                                                              Weighted-average           remaining available for
                                Number of securities to be    exercise price of          future issuance under equity
                                issued upon exercise of       outstanding options,       compensation plans
                                outstanding options,          warrants and rights        (excluding securities
Plan Category                   warrants and rights                                      reflected in column (a))
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders                    -0-                     $ N/A                         -0-
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by shareholders              1,696,000                     $1.50                         -0-
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                 1,696,000                     $1.50                         -0-
-----------------------------------------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in "Risk Factors That May Affect Further Results and Market Price of Our Stock", below and elsewhere in this annual report.

Overview

      Genio Group, Inc. (formerly National Management Consulting, Inc.), is a developer and marketer of entertainment and leisure products. Genio Group holds a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(TM), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM).

      On July 21, 2003, Genio acquired Genio Inc. (formerly Tele-V, Inc.) and its subsiaries through the issuance of an aggregate of 15,484,448 shares of common stock, reflecting 65% of the 23,822,228 shares of common stock in total number of shares of Genio outstanding after the closing. This transaction has been accounted for as a reverse acquisition by Genio. The capital structure of Genio has been recapitalized to account for the equity structure subsequent to the acquisition as if Genio Inc. (our subsidiary) had been the issuer of the common stock for all periods presented. The financial statements presented primarily represent the operations of Genio Inc. from its inception date, March 2003 to September 30, 2003.

Critical Accounting Policies

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

      In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion address our most critical accounting [policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to our audited consolidated financial statements.

      Generally Accepted Accounting Principles.

            Our consolidated financial statements have been prepared in accordance with U.S. GAAP.

      Revenue Recognition.

            Revenue related to sales of our products is generally recognized when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made with a return privilege are accounted for pursuant to SFAS # 48 "Revenue Recognition When Right of Return Exists." Since we have only recently commenced shipments as of September 30, 2003, the amount of future returns could not be reasonably estimated. Accordingly, we have deferred revenue recognition of certain shipments until the retailer has sold the underlying product. We believe that as shipments and returns, if any, mature we will be able to reasonably estimate the amount of future returns and, therefore, may be able to recognize these types of sales, net of an allowance for returns, upon shipment to the retailer.

      As of September 30, 2003 we deferred $433,367 of revenue.

            This represents revenue from sales made with a return privilege and are accounted for pursuant to SFAS # 48 "Revenue Recognition When Right of Return Exists." Since we had only recently commenced shipments as of September 30, 2003, the amount of future returns could not be reasonably estimated. Accordingly, we have deferred revenue recognition of certain shipments until the retailer has sold the underlying product.

Results of Operations for the period Ended September 30, 2003.

      We developed and launched Genio Cards(TM), our first product, in August 2003. Genio Cards is a series of collectible children's cards and related products that have educational content and are based upon Marvel Super Heroes(R) under a worldwide license from Marvel Enterprises, Inc. Sales for the period ended September 30, 2003 were $1,292,352, consisting primarily of Genio cards. Costs of sales for the period ended September 30, 2003 were $694,646. Costs of sales consists of those expenses directly related to the production of Genio Cards and associated costs including direct card production costs. The gross profit for the period ended September 30, 2003 was $597,706, or 46%.

      Selling expenses were $866,276, or 67% of sales, for the period ended September 30, 2003 consisting of shipping expenses, royalties, advertising, marketing and publicity. We incurred selling expenses to promote and launch Genio Cards. While we will continue to incur selling costs to promote Genio Cards, we believe costs constitute a lower percentage of sales in future periods.

      General and administrative expenses were $819,168, or 63% of sales, for the period ended September 30, 2003. General and administrative expenses consists of payroll and payroll taxes, professional fees office supplies, printing, and travel. While we will continue to incur general and administrative costs to support its production and sales activities, management believes it will incur such costs at a lower percentage of sales.

      Equity based compensation was $4,354,080 for the period ended September 30, 2003 consisting of costs for the issuance of stock options and for consultants who were paid for their services in our common stock. We will continue to issue stock options to attract and retain employees in the future. We may also pay certain consultants or other vendors by issuing shares of common stock in lieu of cash payments.

      Overall we reported a net loss of $(5,494,162), or $(0.22) per share for the period ended September 30, 2003.

Liquidity and Capital Resources

      As of September 30, 2003, we had $514,142 in cash and cash equivalents. Our principal commitments are $633,212 in accounts payable and accrued expenses. We do not have any material commitments for capital expenditures nor do we anticipate any. We do anticipate using our cash resources for marketing and advertising expenses of Genio Cards. On December 8, 2003 we announced that we received subscription agreements for a $1.0 million private placement of 476,190 shares of our common stock at the price of $2.10 per share. Investors received warrants to acquire 238,095 shares of Class A common stock at $2.92 per share, exercisable for five years, and warrants which permit the investors to purchase an additional 476,190 shares for $2.10 during the period ending the earlier of 13 months following the closing or 30 trading days after the effective date of a registration statement covering the shares.

      To date, as a result of losses from operations, our cash requirements have historically been financed primarily through the sale of common stock.

      Net cash used in operations for the period ended September 30, 2003 was $2,391,089 consisting of a net loss of $5,494,162 offset in part by non-cash common stock and common stock options issued for services of $4,354,080. We also used cash for working capital increases in accounts receivables ($1,040,668) and inventory ($1,097,402) offset in part by increases in accounts payable ($647,261) and deferred revenue (433,367). Deferred revenue consists of shipments to a retailer, subject to rights of return.

      Net cash used in investing activities for the period ended September 30, 2003 was $14,062 for the purchase of equipment.

      Net cash provided from financing activities for the period ended September 30, 2003 was $2,919,940 represent the net proceeds from the sale of three million shares of Company common stock.

Commitments

      We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2003.

Risk Factors That May Affect Further Results and Market Price of Our Stock

      You should carefully consider the risks described below together with all of the other information included in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, results of operations and financial condition. If any of the following risks actually occurs, our business, results of operations and financial condition could suffer. In that case, the trading price of our common shares could decline.

      We have always had losses, and we cannot assure future profitability.

      We had an operating loss of $5,494,162 for the period ending September 30, 2003 which includes $4,354,080 of non-cash stock compensation. We expect to continue to incur net losses until the amount of sales is sufficient to generate gross profit which exceeds selling, general and administrative expenses. We may fail to achieve significant revenues from sales or achieve or sustain profitability, there can be no assurance of when, if ever, we will be profitable. Our inability to meet those needs could have a material adverse effect on our business.

      We face substantial capital requirements and financial risks.

      The manufacturing, sale, marketing and distribution of our Genio Cards(TM) require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from the sale and distribution of Genio Cards(TM). This time lapse requires us to fund a significant portion of our capital requirements from existing capital. Although we intend to seek to reduce some of the risks of our capital requirements through distribution agreements with third parties in certain foreign territories outside of the United States that require such third parties to undertake to incur marketing expenses for the marketing of Genio Cards(TM), we cannot assure you that we will be able to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the manufacture, marketing and sale of Genio Cards(TM) and additional products that we may undertake to develop, manufacture, market and sell commercially. If we increase our development of commercial products, we may be required to increase overhead, hire additional employees and incur related expenses and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

      While we presently do not have any borrowing facilities, we may have to seek to obtain debt facilities in the future to fund our business needs. If we incur such indebtedness, this would require us to dedicate a substantial portion of our cash flow to the repayment of such indebtedness, reducing the amount of cash flow available to fund our production and sale of Genio Cards(TM) as well as additional products that we may seek to develop. This in turn could limit our flexibility in planning for or reacting to downturns in our business, our industry or the economy in general. This could also limit our ability to pursue strategic acquisitions and other business opportunities that may be in our best interests or limit our ability to obtain additional financing, if necessary, for operating expenses, or limit our ability to obtain such financing on terms acceptable to us.

      Our business model requires that we be efficient in production of Genio Cards(TM). Actual production costs for products such as Genio Cards(TM) often exceed their budget, sometimes significantly. The production, completion and distribution of products such as Genio Cards(TM) are subject to a number of uncertainties, including delays and increased expenditures due to events beyond our control. We may suffer cost overruns and delays that frustrate completion of manufacturing sufficient quantities of Genio Cards(TM) for sale to retailers and distributors. If we are unable to manufacture sufficient quantities of Genio Cards(TM) to meet orders from retailers or distributors, we may lose substantial sales of Genio Cards(TM) which would could have a material adverse effect on our business, results of operations and financial condition.

      Our revenues and results of operations may fluctuate significantly.

      Our revenues and results of operations depend significantly upon the commercial success of the Genio Cards(TM) that we sell and distribute, which cannot be predicted with certainty. We also market, sell and distribute additional products in the nutritional supplement business as well as a limited number of other consumer products. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

      We only have one distribution agreement with a third party distributor. We have recently entered into an agreement with a distributor to exclusively distribute Genio Cards(TM) in the United Kingdom, British Islands and Southern Ireland. We cannot assure you that our one distribution agreement will be renewed or that we will be able to secure other distribution agreements for other countries on acceptable terms, if at all. Without multiple distribution agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility, which could have a material adverse effect on our business, results of operations or financial condition.

      We have a small number of retail customers.

      We rely on a few major customers in realizing our Genio Card(TM) revenues. A small number of retailers, including Wal-Mart, Target, K-Mart, Walgreens, FAO Schwarz, Blockbuster, CVS, Blockbuster, and Toys-R-Us, account for a significant percentage of our Genio Card(TM) revenues. FAO Schwarz and related entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code in December, 2003. We do not have long-term agreements with any of these customers. We cannot assure you that we will continue to maintain favorable relationships with these customers or that they will not be adversely affected by economic conditions. If any of these retailers reduces or cancels a significant order, it could have a material adverse effect on our business, results of operations or financial condition.

      We cannot predict future currency fluctuations.

      We report our revenues and results of operations in U.S. dollars, but we are seeking distribution agreements for the sale of our products outside of the United States. We cannot accurately predict the impact of future exchange rate fluctuations between foreign currencies and the U.S. dollar on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations or financial condition.

      From time to time we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, results of operations and financial condition.

      Our inability to retain commercially valuable intellectual property license may result in reduced sales.

      Our Genio Cards(TM) embody trademarks, trade names and copyrights licensed to us by a third party, Marvel, which entitles us to use in the Genio Cards(TM) globally recognized Marvel Super Heroes(R), including Spider-Man(TM) the Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). We may not be successful in maintaining or renewing this license to these property rights which have significant commercial value. The loss of this license could limit our economic success. Our license for the Genio Cards(TM) has resulted in revenues of $837,634 during the period from July 21, 2003, the date of our acquisition of the Genio Card(TM) business through September 30, 2003. We cannot assure stockholders that our Marvel license will be extended on reasonable terms or at all. This license agreement relating to these rights extends through June 30, 2005. This agreement is terminable upon the occurrence of a number of factors, including (1) material breach of the agreement; (2) failure to pay amounts due to the licensor in a timely manner; or (3) bankruptcy or insolvency.

      Our ability to exploit our Genio(TM) brand may be limited.

      We just launched the commercial sale of Genio Cards(TM) in August 2003. We would like to create new products under the brand name Genio(TM). We cannot predict that we will be able to develop any new products under the brand name Genio(TM) or whether if we do develop any new products under the brand name Genio(TM) whether they will generate any revenues or result in any profits for our company. We have limited resources available to engage in marketing of the Genio(TM) brand to create consumer awareness of our consumer products brand. We depend on Genio Cards(TM) and a limited number of other products for our revenues. If we cannot develop new products or acquire new products or license new products through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, it could have a material adverse effect on our business, results of operations or financial condition.

      Since our Genio Cards(TM) are manufactured under a license, any loss of our license could result in a loss of consumer awareness of the Genio(TM) brand if we cannot sell Genio Cards(TM). This could have a material adverse effect on business, results of operations or financial condition.

      Our success depends on external factors in the consumer products industry.

      Operating in the consumer products industry involves a substantial degree of risk. Each consumer product is an individual product and unpredictable consumer acceptance primarily determines consumer success. Generally, the popularity of our consumer products depends on many factors, including the interest of consumers in the particular product, and the interest of retailers and distributors in placing orders to purchase or distribute our products. The commercial success of our consumer products also depends upon the quality of our consumer products compared to the quality of products that our competitors release into the marketplace at or near the same time, acceptance by retailers of our products for sale in their stores to consumers, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations and financial condition.

      We face substantial competition in all aspects of our business.

      We are substantially smaller and less diversified than many of our competitors and we are basically a start-up company with little operating history, having acquired the company which created the Genio Cards(TM) product only this past July 2003. We are also involved in distributing consumer products on behalf of third parties that we purchase for manufacturers that were also part of the business that we acquired in July 2003. Most of the major U.S. consumer product companies are part of large diversified corporate groups with a variety of consumer products being offered for children that can provide both means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of any individual consumer product. The resources of these large consumer product companies may also give them an advantage in acquiring other businesses or assets, including consumer product companies, that we might also be interested in acquiring. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

      Failure to manage future growth may adversely affect our business.

      We plan to augment the growth of our company through acquisitions, business combinations and joint ventures, to maintain and expand our development, production and distribution of consumer products and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations or financial condition.

      We will continue to pursue various acquisitions, business combinations and joint ventures intended to complement or expand our business. We may encounter difficulties in integrating acquired assets with our operations. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. In addition, the negotiation of potential acquisitions, business combinations or joint ventures as well as the integration of an acquired business could require us to incur significant costs and cause diversion of management's time and resources. Future acquisitions by us could result in the following consequences:

      o     dilutive issuances of equity securities;
      o     incurrence of debt and contingent liabilities;
      o     impairment of goodwill and other intangibles;
      o     development write-offs; and
      o     other acquisition-related expenses.

      Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

      We face risks from doing business internationally.

      We distribute our Genio Cards(TM) outside the United States and Canada in the United Kingdom, the British Islands and Southern Ireland through a third party distributor and are negotiating additional distribution agreements for distribution and sale of Genio Cards(TM) in European Countries and other foreign countries. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

      o changes in local regulatory requirements, including restrictions on content;
      o changes in the laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes);
      o     differing degrees of protection for intellectual property;
      o     instability of foreign economies and governments;
      o     cultural barriers; and
      o     wars and acts of terrorism.

      Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

      Protecting and defending against intellectual property claims may have a material adverse effect on our business.

      Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major consumer product companies. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We may also distribute our products in the future in other countries in which there is no copyright and trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations or financial condition.

      Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations or financial condition. We recently received a letter from a law firm stating that our Genio game "may" infringe on patents held by Wizards of the Coast. The attorney suggested that we consider obtaining a license from Wizards of the Coast for our game playing component. We have investigated this matter and do not believe that such a license is necessary, although we cannot assure you that Wizards of the Coast will not take further action which could materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations or financial condition.

      Loss of key employees may negatively impact our success.

      Our success depends on our ability to identify, hire and retain skilled personnel. The consumer products industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with track records of success. We may not be able to attract and retain skilled personnel or may incur significant costs in order to do so. If Shai Bar-Lavi, our Chief Executive Officer and Chairman, would leave Genio, it would have a materially adverse effect on us.

Item 7. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet - September 30, 2003..............................F-3

Consolidated Statement of Operations - for the period from May 14, 2003
(inception) to September 30, 2003............................................F-4

Consolidated Statement of Changes in Stockholders' Equity for the
period ended  September 30, 2003.............................................F-5

Consolidated Statement of Cash Flows - for the period from May 14, 2003
(inception) to September 30, 2003............................................F-6

Notes to Consolidated Financial Statements...................................F-7

Our audited consolidated financial statements follow the signature page of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Radin, Glass & Co., LLP have been our auditors since August 6, 2003. Aaron Stein CPA was our auditor from 2000 to August 6, 2003. On August 6, 2003, the board of directors requested the resignation of Aaron Stein CPA as the company's auditor effective as of August 6, 2003. Aaron Stein's reports on the consolidated financial statements for fiscal year ended September 30, 2002 did not contain an adverse opinion, disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles. In addition, there were no disagreements within the meaning of Item 304(a)(1)(iv) of the Securities and Exchange Commission Regulation S-K for the fiscal year ended September 30, 2002 and the interim period ended August 6, 2003.

      Prior to retaining Radin, Glass & Co., LLP, we received notice from Mr. Stein on April 16, 2003 that he had resigned as our principal auditor and we retained Marcum & Kleigman LLP as our principal auditor.

      The audit reports of Aaron Stein C.P.A. on the our financial statements as of September 30, 2002 and for each of the previous two years of the reporting entity, and the review reports of Aaron Stein C.P.A. on our financial statements as of December 31, 2002 and for the three-month and year-to-date periods, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles other than the report was modified as to the uncertainty of a going concern.

      During the period of his engagement through April 15, 2003, we had no disagreements with Aaron Stein C.P.A and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Aaron Stein C.P.A, would have caused him to make reference to the subject matter of the disagreement in connection with its reports on the Registrant's financial statements.

      From our inception until their engagement on April 15, 2003, we had not consulted with Marcum & Kliegman LLP on items which involved (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Registrant's financial statements, or (iii) the subject matter of a disagreement or "reportable event."

      On May 23, 2003, we notified Marcum & Kliegman LLP, that it was being replaced as our independent auditor, by Aaron Stein C.P.A, due to a fee dispute regarding work to be performed for us and other companies in which, Steven Horowitz, who at that time was our President, was involved. We engaged Aaron Stein, C.P.A to audit our financial statements for the fiscal year ended September 30, 2003.

      Marcum & Kliegman LLP, did not issue any audit reports on our financial statements and did not issue an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      During the period of their engagement through May 23, 2003, there were no disagreements between Marcum & Kliegman LLP, and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum & Kliegman LLP, would have caused them to make reference to the subject matter of the disagreement in connection with its reports on our financial statements, other than the fee dispute.

      In each of the cases above, the changes of accountants was approved by our board of directors and we furnished the resigning or discharged firm with the Form 8-K disclosing the change and such firm to confirm that they agreed with the above statements. Each of their letters indicating their agreement was filed as an amendment to the Form 8-K's by amendment.

Item 8A. Controls and Procedures

      We recently acquired Genio Inc. and related companies. These companies are just developing a business and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-K and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), who became CFO in November, 2003.

Limitations on the Effectiveness of Controls

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Conclusions

      Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Compliance with Section 16(a) of the Exchange Act of the Registrant

Code of Ethics

      We have adopted a Code of Ethics and Business Conduct for Officers and Directors and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives. Copies of these codes are filed as exhibits to this Form 10-KSB Report.

      Additional information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and will be incorporated herein by reference or will be filed by amendment.

Item 10. Executive Compensation

      Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and will be incorporated herein by reference or will be filed by amendment.

Item 11. Security Ownership of Certain Beneficial Owners

      Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and will be incorporated herein by reference or will be filed by amendment.

Item 12. Certain Relationships and Related Transactions

      Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and will be incorporated herein by reference or will be filed by amendment.

Item 13. Exhibits and Reports on Form 8-K

      Item 13. Exhibits and Reports on Form 8-K

         a.       Exhibits

         The Exhibits are included as part of this report. Each item that is incorporated by reference form a previous filing is indicated by a number in parenthesis. Items electronically filed with this filing are indicated with an "F" and those to be filed by amendment with an "A." Each item that has an exhibit number highlighted by an asterix (*) is a management contract or compensation plan.

Exhibit No.       Description                                                           Identifiers
-----------       -----------                                                           -----------
2.1               Agreement of Sale dated Jat 18 12 18 nuary 2003 between
                  CDKnet.Com, Inc. and Genio Group, Inc. (formerly National
                  Management Consulting, Inc.)                                              (1)

2.2               Stock Purchase Agreement dated April 30, 2003 between Genio
                  Group, Inc., sole shareholder of HumanaTrans Services Group,
                  Inc. to Humanatrans Holding, Inc.                                         (2)

2.3               Acquisition Agreement dated as of July 9, 2003 among Genio
                  Group, Inc. (formerly Tele-V, Inc.), Shai Bar-Lavi and Genio
                  Group, Inc. (3)

3.1               By-laws, as amended                                                       (4)

3.2               Certificate of Incorporation of Tyconda Minerals Corp. (DE)               (4)

3.3               Agreement of Merger as of December 30, 1969 between Tyconda
                  Minerals Corporation (NV) and Tyconda Minerals Corp. (DE)                 (4)

3.4               Certificate of Amendment dated November 2, 1983 changing name
                  from Tyconda Minerals Corp. to Hy-Poll Technology, Inc.                   (4)

3.5               Certificate of Amendment dated September 22, 1995 changing
                  name from Hy-Poll Technology Inc. to Universal Turf, Inc.                 (4)

3.6               Certificate of Amendment dated November 10, 1999 changing name
                  from Universal Turf, Inc. to Universal Media Holdings, Inc.               (5)

3.7               Certificate of Amendment dated October 23, 2002 changing name from Universal Media Holdings, Inc. to National Management
                  Consulting, Inc.                                                          (6)

3.8               Certificate of Amendment dated July 21, 2003 changing name
                  from National Management Consulting, Inc. to Genio Group, Inc.            (7)

4.1               Specimen Stock Certificate                                                (F)

4.2               Form of Warrant dated July 23, 2003 and expiring July 23,
                  2005, having an exercise price of $1.50                                   (F)

4.3               Form of (A) Warrant dated December 8, 2003 and expiring
                  December 8, 2007 having an exercise price of $2.92                        (F)

4.4               Form of B Warrant dated December 8, 2003 having an exercise
                  price of $2.10 per share                                                  (F)

9.                None

10.1              Agreement of Sale dated January 2003 between CDKNet.Com, Inc.
                  and the registrant                                                        (1)

10.2              Revised Asset Purchase Agreement between CDKNet.Com, Inc. and
                  the registrant                                                            (6)

10.3              Grid Promissory Note given by Xcalibur Xpress, Inc. to the
                  registrant dated February 25, 2003                                        (8)

10.4              Guaranty of Transportation Logistics Int'l., Inc. issued
                  February 25, 2003 to the registrant                                       (8)

10.5              Secured Promissory Note given by Humana Trans Services Holding
                  Corp. and James W. Zimbler to the registrant dated April 30,
                  2003                                                                      (2)

10.6              Stock Purchase Agreement between Humana Trans Services Holding
                  Corp. and the registrant dated as of April 30, 2003                       (2)

10.7              Settlement Agreement among Humana Trans Services Group, Ltd.,
                  the registrant and James W. Zimbler dated as of April 30, 2003            (2)

10.8              Pledge Agreement among Humana Trans Services Holding Corp. and
                  James W. Zimbler and the registrant dated as of April 30, 2003            (2)

10.9              Escrow Agreement among Humana Trans Services Holding Corp.,
                  James W. Zimbler, the registrant and Sommer & Schneider LLP
                  dated as of April 30, 2003                                                (2)

10.10             Acquisition Agreement dated as of July 9, 2003 among Tele-V,
                  Inc., Shai Bar-Lavi, an officer, director and principal
                  shareholder of Tele-V, Inc. and the registrant                            (3)

10.11             Settlement Agreement dated as of July 10, 2003 among Humana
                  Trans Services Holding Corp., Humana Trans Services Group,
                  Ltd., the registrant, JWZ Holdings, Inc. and James W. Zimbler             (3)

10.12             Escrow Agreement dated as of July 21, 2003 between Sommer &
                  Schneider LLP, Genio, Inc. (formerly Tele-V, Inc., Tele-V
                  Media LLC, Shai Bar-Lavi and the registrant                               (F)

10.13             License Agreement dated March 27, 2003 between Marvel
                  Characters, Inc., Marvel Enterprises, Inc. and Tele-V (as to
                  which confidential treatment is requested as to certain
                  omitted portions)                                                         (A)

10.14*            Employment Agreement between the registrant and Shai Bar-Lavi
                  dated as of July 21, 2003                                                 (7)

10.15*            Employment Agreement between the registrant and Yaron
                  Ben-Horin dated as of July 21, 2003                                       (7)

10.16*            Employment Agreement between Genio, Inc. (formerly Tele-V,
                  Inc.) and Jeffrey Glickman dated as of July 21, 2003                      (7)

10.17             Settlement Agreement between the registrant and Steven (A).
                  Horowitz effective as of June 30, 2003                                    (7)

10.18             Settlement Agreement between the registrant and CDKnet.com,
                  Inc. effective as of June 30, 2003                                        (7)

10.19             Consulting Agreement dated August 1, 2003 between the
                  registrant and David Solomon                                              (F)

10.20             Consulting Agreement dated August 12, 2003 between the
                  registrant and Schlomo Schur                                              (F)

10.21             Amendment dated September 25, 2003 to License Agreement
                  between Marvel Characters, Inc., Marvel Enterprises, Inc. and
                  the registrant (as to which portions that are the subject of a
                  confidential treatment request are omitted)                               (A)

10.22             Media Buying Agreement dated as of October 24, 2003 between CB
                  Associates LLC and the registrant                                         (9)

10.23             Amendment dated as of November 18, 2003 between CB Associates
                  LLC and the registrant                                                    (9)

10.24             Distribution Agreement dated September 30, 2003 between Tomy
                  UK Ltd. and the registrant (as to which portions that are the
                  subject of a request for confidential treatment are omitted)              (A)

10.25*            Employment Agreement dated October 28, 2003 between Susan
                  Eisner and the registrant                                                 (F)

10.26*            Employment Agreement dated November 3, 2003 between Andrew J.
                  Schenker and the registrant                                               (F)

10.27             Form of Registration Rights Agreement dated December 8, 2003              (F)

10.28             Form of Registration Rights Agreement dated July 23, 2003                 (F)

10.29             Fulfillment Services Agreement dated June 4, 2003 between
                  .com Distribution Corp. and Genio, Inc.                                   (A)

11                Statement re: computation of per share earning (included in
                  the Notes to the Consolidated Financial Statements)                       (F)

13                None

14.1              Code of Business Conduct                                                  (F)

14.2              Code of Ethics for Financial Executives                                   (F)

16.1              Letter from Aaron Stein CPA, dated August 6, 2003                         (10)


16.2              Letter from Marcum & Kliegman LLP dated June 5, 2003                      (11)

16.3              Letter from Aaron Stein dated June 5, 2003                                (11)

18.               None

20.               None

21.               Subsidiaries of the small business issuer                                 (F)

22.               None

23.1              Consent of Radin Glass & Co., LLP                                         (A)

24.               None

31.1              Certification of Chief Executive Officer of Periodic Report
                  pursuant to Rule 13a-14a and Rule 15d-14(a).                              (F)

31.2              Certification of Chief Financial Officer of Periodic Report
                  pursuant to Rule 13a-14a and Rule 15d-14(a).                              (F)

32.1              Certificate of Chief Executive Officer pursuant to 18 U.S.C. -
                  Section 1350                                                              (F)

32.2              Certificate of Chief Financial Officer pursuant to 18 U.S.C. -
                  Section 1350                                                              (F)

99.               None

----------
(A)   By amendment (F) Filed herewith

(1)   Form 8-K/A Report filed January 17, 2003

(2)   Form 8-K Report filed May 13, 2003

(3)   Form 8-K Report filed July 14, 2003

(4)   Form 8-K Report filed April 14, 2003

(5)   Form 8-K/A Report filed June 30, 2003

(6)   Form 8-K Report filed October 22, 2003

(7)   Form 10-QSB for the period ended June 30, 2003

(8)   Form 8-K Report filed March 3, 2003

(9)   Form S-8 filed November 20, 2003

(10)  Form 8-K filed August 6, 2003

(11)  Form 8-K/A filed June 6, 2003

      b.    Reports on Form 8-K

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

Item 14. Principal Accountants' Fees and Services

      Not required for fiscal years ending prior to December 15, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: January 12, 2004                 GENIO GROUP, INC.


                                        By: /s/ Shai Bar-Lavi
                                           -------------------------------------
                                           Shai Bar-Lavi, Chairman and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:

Signature                             Capacity                        Date
---------                             --------                        ----
/s/ Shai Bar-Lavi                     Chairman and CEO                January 12, 2004
-----------------------------------   (Principal Executive Officer)
Shai Bar-Lavi


/s/ Andrew J. Schenker                Chief Financial Officer and     January 12, 2004
-----------------------------------   Senior VP (Principal Financial
Andrew J. Schenker                    and Accounting Officer)


/s/ Steven A. Horowitz                Vice Chairman                   January 12, 2004
-----------------------------------
Steven A. Horowitz

                              FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Genio Group, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of Genio Group, Inc. as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2003, and the results of its operations and cash flows for the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States.

                                        RADIN, GLASS & CO., LLP

                                        /s/ Radin, Glass & Co., LLP
                                        ----------------------------------------
                                        Certified Public Accountants

New York, New York
December 5, 2003

                       GENIO GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                     September 30, 2003
                                                                     ------------------
                                   ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                               $   514,142
  Accounts receivable, net                                                1,040,668
  Inventories                                                             1,097,402
  Prepaid expenses and other current assets                                 196,381

                                                                        -----------
          Total current assets                                            2,848,593
FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $2,344                 11,718

                                                                        -----------

                                                                        $ 2,860,311
                                                                        ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense                                  $   633,212
  Deferred revenue                                                          433,367
                                                                        -----------
          Total current liabilities                                       1,066,579

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, no par value,
    2,000,000 shares authorized, 0 shares issued
  Common stock - par value $.0001, per share; authorized,
  200,000,000 shares; 25,744,728 shares issued and outstanding                2,574
  Additional paid in capital                                              7,945,339
  Accumulated deficit                                                    (5,494,162)
  Unearned consulting services                                             (660,019)
                                                                        -----------
                                                                          1,793,732
                                                                        -----------

                                                                        $ 2,860,311
                                                                        ===========

The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                               Period Ending
                                                               May 14, 2003
                                                              (Inception) to
                                                            September 30, 2003
                                                            ------------------

Net sales                                                       $  1,292,352
Cost of sales                                                        694,646
                                                                ------------

          Gross profit                                               597,706

Selling expenses                                                     866,276
General and administrative expenses                                  819,168
Equity based compensation                                          4,354,080
Depreciation and amortization                                          2,344
                                                                ------------

          Loss from operations                                    (5,444,162)

Other income and (expense)
    Miscellaneous                                                    (50,000)
                                                                ------------

Loss before provision for income taxes                            (5,494,162)
Provision for income taxes                                                 0
                                                                ------------

NET LOSS                                                          (5,494,162)
                                                                ============

Basic and diluted earnings (loss) per share                           ($0.22)
                                                                ============

Weighted-average shares outstanding-
    basic and diluted                                             24,901,277
                                                                ============

The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders Equity

Period Ended September 30, 2003

                                      Preferred Stock      Commn Stock                                      Unearned
                                      -------------------------------------                                Consulting
                                          #    $           #            $          APIC        Deficit      Services        Total
                                      ----------------------------------------------------------------------------------------------
Balance September 30, 2002                0   $  0     4,521,979    $   452     $ 2,410,626  ($2,748,406)  $        0   ($  337,328)
Predecessor Activity
Cancellation of previous
 issued shares - effective not issued                 (3,166,669)      (317)            317                                       0

Common shares issued Humana Trans
 acquisition and settlement                            3,972,470        397         545,463                                 545,860

Value of options issued                                                              67,500                                  67,500

Common shares issued for services                        857,500         86         904,700                                 904,786

Option exercise                                          180,000         18          17,982                                  18,000

Common shares issued in settlement                                                  196,310                                 196,310

Net loss - Predecessor                                                                        (1,382,717)                (1,382,717)
                                      ----------------------------------------------------------------------------------------------
Balance prior to recapitalization         0      0     6,365,280        636       4,142,898   (4,131,123)           0        12,411


Recapitalization                                                                              (4,131,123)   4,131,123             0

Reverse merger with Genio                             15,484,448      1,548                                                   1,548

Common shares issued for services                        895,000         90       2,404,925                  (142,525)    2,262,490

Value of options issued                                                           2,608,999                  (517,494)    2,091,505

Stock issued in private placement                      3,000,000        300       2,919,640                               2,919,940

Net loss post recapitaization                                                                 (5,494,162)                (5,494,162)
                                      ----------------------------------------------------------------------------------------------
Balance September 30, 2003                0   $  0    25,744,728    $ 2,574     $ 7,945,339  ($5,494,162) ($ 660,019)  $ 1,793,732
                                      ==============================================================================================

The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                              Period Ending
                                                        May 14, 2003 (Inception)
                                                         to September 30, 2003
                                                        ------------------------
Cash flows from operating activities
  Net loss                                                   ($5,494,162)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                  2,344
    Common stock and stock options isued for services          4,354,080

    Changes in assets and liabilities
      Accounts receivable                                     (1,040,668)
      Inventories                                             (1,097,402)
      Prepaid expenses and other current assets                 (196,381)
      Accounts payable and accrued expense                       647,086
      Deferred revenue                                           433,367
                                                             ------------
          Net cash used in operating activities               (2,391,736)
                                                             ------------

Cash flows from investing activities
    Purchase of furniture and equipment                          (14,062)


                                                             ------------
          Net cash used in investing activities                  (14,062)
                                                             ------------

Cash flows from financing activities
    Common stock issued, net                                   2,919,940

          Net cash provided by financing activities            2,919,940
                                                             ------------

          NET INCREASE (DECREASE) IN CASH                        514,142
Cash at beginning of period                                            0
                                                             ------------

Cash at end of period                                           $514,142
                                                             ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest
Noncash investing and financing transactions:


The accompanying notes are an integral part of this statement.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Genio Group, Inc. (formerly National Management Consulting, Inc. and referred to herein as "Genio" or the "Company") is a developer and marketer of entertainment and leisure products. Genio holds a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(TM), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). The Genio Card collection is currently available in select national retailers in the United States. Genio Cards consist of 360 illustrated cards that take children on a journey through 30 subject categories: from the history of Dinosaurs and attributes of Reptiles to facts about Motor Sports and Manmade Landmarks.

On July 21, 2003, the Company acquired Genio Inc. (formerly Tele-V, Inc.) through the issuance of an aggregate of 15,484,448 shares of common stock, reflecting 65% of the 23,822,228 shares of common stock outstanding after the closing. For accounting purposes, the transaction is reflected as if the Company was acquired by Genio Inc. with the business of Genio Inc. being the successor entity. The acquisition was accounted for as a reverse acquisition with the management of Genio controlling and operating the Company after the acquisition date. The financial statements presented primarily represent the operations of Genio Inc. and its subsidiaries from its inception date, May 14, 2003, to September 30, 2003

In addition, the capital structure of Genio has been recapitalized to account for the equity structure subsequent to the acquisition as if Genio had been the issuer of the common stock for all periods presented.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Genio Group, Inc. and its subsidiaries ("the Company"). Intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers investments in highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

INVENTORIES

The Company's inventory consists entirely of finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives used in computing depreciation range from three to five years for equipment and furniture and the remaining lease period for leasehold improvements. In accordance with SFAS 144, the Company periodically evaluates the carrying value of its PP&E for circumstances which may indicate impairment. Maintenance and repairs are expensed as incurred.

REVENUE RECOGNITION

Revenue related to sales of the Company's products is generally recognized when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made with a return privilege are accounted for pursuant to SFAS # 48 "Revenue Recognition When Right of Return Exists." Since the Company had only recently commenced shipments as of September 30, 2003, the amount of future returns could not be reasonably estimated. Accordingly, the Company has deferred revenue recognition of certain shipments until the retailer has sold the underlying product. The Company believes that as its shipments and returns, if any, mature it will be able to reasonably estimate the amount of future returns and, therefore, may be able to recognize these types of sales, net of an allowance for returns, upon shipment to the retailer.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. These estimates primarily relate to the sales recognition, allowance for doubtful accounts, inventory obsolescence and asset valuations. Actual results could differ from these estimates.

INCOME TAXES

The Company provides for deferred income taxes resulting from temporary differences between the valuation of assets and liabilities in the financial statements and the carrying amounts for tax purposes. Such differences are measured by applying statutory tax rates and laws in effect at the balance sheet date to the differences among book and tax basis of the assets and liabilities.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

STOCK OPTIONS

The Company accounts for stock-based compensation based on the intrinsic value of stock options granted in accordance with the provisions APB 25 "Accounting for Stock Issued to Employees" and SFAS 123, "Accounting for Stock-Based Compensation," and SFAS #148.

In determining the pro forma amounts under SFAS 123 and SFAS 148, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield in any year; risk free interest rate of 4.0%, estimated volatility of 76% and expected life of 2-3 years.

CONCENTRATION OF CREDIT RISK

Periodically, the Company holds cash in the bank in excess of $100,000, which exceeds the FDIC insurance limits and is therefore uninsured.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FIN No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after March 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation on January 1, 2003 did not have a material impact on the Corporation's results of operations, financial position or cash flows.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Entities", (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN No. 46 is not expected to have an impact on our consolidated results of operations and financial position.

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.

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

The Company has adopted all of the above new accounting pronouncements.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is computed in accordance with SFAS 128. Basic EPS is computed using weighted average shares outstanding, while diluted EPS is computed using weighted average shares outstanding plus shares representing stock distributable under stock-based plans computed using the treasury stock the following shares were not included in the effect of dilutive stock options because they had an anti-dilutive effect:

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2003 consist of the following:

      Gross receivables                                         $1,040,668

      Allowance for discounts
       and doubtful accounts                                             0
                                                                ----------
      Accounts receivable, net                                  $1,040,668
                                                                ==========

The allowance for doubtful accounts reflects the Company's best estimate of probable losses by specific allowance for known troubled accounts. Revenues on certain of the receivable have been deferred as indicated in Note 8.

NOTE 4 - INVENTORIES

Inventories at September 30, 2003 of $ 1,097,402 consist entirely of finished products and shipping supplies. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2003 consist of the following;

      Prepaid Expenses                                            $ 35,315
      Prepaid Advertising                                           99,970
      Prepaid Commissions                                           25,856
      Prepaid Marketing                                             10,240
      Other Current Assets                                          25,000
                                                                  --------
      Total                                                       $196,381
                                                                  ========

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment at September 30, 2003 consist of the following:

      Computers and equipment                                      $14,062

      Accumulated depreciation                                       2,344
                                                                   -------

      Net                                                          $11,718
                                                                   =======

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other liabilities at September 30, 2003 consist of the following:

      Accounts payable                                            $348,254
      Printing supplier / inventory                                203,510
      Other                                                         81,448
                                                                  --------
      Total                                                       $633,212
                                                                  ========

NOTE 8 - DEFERRED REVENUE

As of September 30, 2003 the Company had deferred $433,367 of revenue. This represents revenue from a sale that had a return privilege, accounted for pursuant to SFAS # 48 "Revenue Recognition When Right of Return Exists." Since the Company had only recently commenced shipments as of September 30, 2003, the amount of future returns could not be reasonably estimated. Accordingly, the Company has deferred revenue recognition of certain shipments until the retailer has sold the underlying product.

NOTE 9 - INCOME TAXES

At September 30, 2003, the Company had net operating loss carryforwards of approximately $3,000,000 for book and tax purposes, expiring in year 2023. These carryforwards are subject to possible limitation on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code).

At this time, the Company does not believe it can reliably predict future taxable profits. Accordingly, the deferred tax asset applicable to operations subsequent to September 30, 2003 has been reduced fully by the valuation allowance.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the year ended September 30, 2003 is as follows:

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

      Loss before income taxes                                $(5,494,162)
      Computed expected tax credit at 34%                       1,868,015
      Operating loss for which no benefits were provided       (1,868,015)
                                                              -----------
      Provision of income taxes                               $         0
                                                              ===========

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company provides all employees with non-contributory healthcare benefits.

The Company has no other benefit plans at this time.

NOTE 11 - STOCK OPTIONS and WARRANTS

a.    WARRANTS

Warrant activity for each of the period ended September 30, 2003 is summarized as follows:

                                                                    Weighted
                                                                    Average
                                                     Warrants    Exercise Price
                                                     ---------   --------------
Inception May 2003                                          --         --
     Issued                                          3,000,000      $1.50
     Exercised                                              --         --
     Expired or cancelled                                   --         --
                                                     ---------      -----
Outstanding at September 30, 2003                    3,000,000      $1.50
                                                     =========      =====

The following table summarizes information about warrants outstanding and exercisable at September 30, 2003

                              Outstanding
                              -------------------------------------------
                                             Weighted-         Weighted-
                                              Average           average
                                             Remaining          exercise
                                Shares     life in years         price
                              -------------------------------------------
Range of exercise prices
$1.50                         3,000,000        1.875             1.50
                              ---------
                              3,000,000
                              =========

All of the above warrants are exercisable.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

b.    STOCK OPTION PLANS

The Company accounts for its stock option issued under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized, provided such stock options were issued at market price. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation', for disclosure purposes; accordingly, no compensation expense is recognized in the results of operations for options granted at fair market value as required by APB Opinion No. 25.

Stock option activity for each of the period ended September 30, 2003 for both qualified and unqualified options is summarized as follows:

                                                                   Weighted
                                                               Average Exercise
                                                    Shares          Price
                                                  ---------    ----------------
Inception May 2003                                       --            --
     Granted                                      1,696,000          1.50
     Exercised                                           --            --
     Expired or cancelled                                --            --
                                                  ---------         -----
Outstanding at September 30, 2003                 1,696,000         $1.50
                                                  =========         =====

Information, at date of issuance, regarding stock option grants during the period ended September 30, 2003:

                                                          Weighted-   Weighted-
                                                           Average     Average
                                                          Exercise      Fair
                                               Shares       Price       Value
                                            ------------------------------------
Period ended September 30, 2003
Exercise price is less than market price      1,696,000     1.50        $1.54

The following table summarizes information about warrants and options outstanding and exercisable at September 30, 2003:

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

                                                  Outstanding and exercisable
                            -------------------------------------------------------------------------
                                                                  Weighted-
                                               Weighted-average     Average
                                 Number         remaining life      Exercise           Number
                               Outstanding         in years          Price           Exercisable
                            -------------------------------------------------------------------------
Range of exercise prices:
$.01 to $1.00                   200,000              1.83           $ .87               200,000
$1.50                         4,246,000              2.11            1.50             4,025,000
$2.00 - $3.00                   250,000              1.83            2.00               250,000

                            ------------                                             ----------
                              4,696,000                                               4,475,000
                            ============                                             ==========

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the period ended September 30, 2003 annual dividends of $0.00, expected volatility of 76% for the Company's options, risk-free interest rate of 4.3%. If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share would not change for the period ended September 30, 2003:

                                                                   2003
                                                                -----------
Net loss
   As reported                                                  $(5,494,162)
   Pro-forma                                                     (5,494,162)
Net loss per common share
   As reported                                                  $     (0.21)
   Pro-forma                                                          (0.21)

The compensation expense attributed to the issuance of the stock options will be recognized as they are earned. These stock options are exercisable for three years from the grant

NOTE 12 - CAPITAL STOCK

On July 21, 2003, the Company acquired Genio Inc. through the issuance by the Company of an aggregate of 15,484,448 shares of common stock, reflecting 65% of the 23,822,228 shares of common stock in total outstanding post-closing with the management of Genio Inc. controlling and operating the Company. This transaction has been accounted for as a reverse acquisition by Genio Inc. The capital structure of the Company has been recapitalized to account for the equity structure subsequent to the acquisition as if Genio Inc. had been the issuer of the common stock for all periods presented.

In July 2003 the Company, through a private placement of its equity securities to accredited investors raised an aggregate total of $3 million in proceeds in such private placement by issuing

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

3 million shares of restricted common stock and warrants to acquire 3 million shares of common stock at an exercise price of $1.50 per share, exercisable for an eighteen month period. The proceeds of such private offering were utilized by the Company for development and inventory purchases for its Genio Card.

In connection with the private placement of common stock, the Company agreed to file a registration statement for the resale of the common stock and shares of common stock underlying the warrants by October 21, 2003. As of January 2, 2004, the Company has not filed said registration statement and is required to pay penalties at the rate of $30,000 for each 30 days the filing is late. If the registration statement is not effective by January 21, 2004, the Company is required to pay monthly penalties at the rate of 1% of the market value of the securities.

During the period ended September 30, 2003, the Company issues 1,752,500 shares at various prices in lieu of cash for services provided by consultants and other professionals. The Company valued these shares using the closing price per share of the Company's common stock on the date the underlying shares were granted. The Company recorded expense of $3,309,625 related to these services.

NOTE 13 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company has one reportable business segment: a worldwide license to manufacture and sell specific categories of products based upon globally recognized entertainment characters

The Company's management regularly evaluates the performance of its operations based upon its contributed margin, which is profit after cost of goods, product development, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, other income, net interest income and income taxes.

NOTE 14 - ACQUISITION OF TELE-V (Genio Cards)

On July 9, 2003, the Company entered into a definitive acquisition agreement with Tele-V, Inc., a New York corporation ("TV"), its principal shareholder and all of its subsidiaries and affiliates (collectively, "TV"), to acquire all of the capital stock of TV (the "Acquisition"). TV is a direct response and marketing firm which also holds a worldwide license to manufacture and sell specific categories of products based upon certain entertainment characters. The definitive acquisition agreement (the "TV Agreement") provided that the Company acquire all of the outstanding capital stock of TV in exchange for the issuance of a majority of the issued and outstanding common stock of National. On July 21, 2003, the Company completed the TV Acquisition and TV became a wholly-owned subsidiary of the Company. At the closing, the shareholders of TV were to be issued an aggregate of 15,484,448 shares of the Company's common stock, reflecting 65% of the 23,822,228 shares of common stock in total outstanding post-closing. The Company also provided a total of $2,000,000 in funding to TV for working capital and product development. The Company secured the capital for TV through a private placement of its equity securities to accredited investors.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

The terms of the acquisition were negotiated between the officers of the Company and Shai Bar-Lavi. At the time of the negotiations, there was no material relationship between the Company or any of its directors, officers or affiliates and TV or its management

Effective upon the closing of the TV Acquisition Shai Bar-Lavi (Bar-Lavi) who was the Chairman and Chief Executive Officer of TV, joined the Company as Chairman of the Board of Directors and as CEO. On July 21, 2003, the Company and Bar-Lavi entered into an two year employment agreement. Pursuant to this agreement, Mr. Bar-Lavi shall be entitled to a base salary of $180,000 per annum and participation in Company benefit programs.

Effective July 21, 2003, the Company and Yaron Ben-Horin entered into an two year employment agreement. Pursuant to this agreement, Mr. Ben-Horin became Chief Operating Officer of the Company and shall be entitled to a base salary of $100,000 per annum and participation in Company benefit programs as well as incentive compensation based upon certain established parameters.

The Company has entered into a Licensing Agreement with Marvel Characters, Inc. and Marvel Enterprises, Inc., under which the Company has agreed to pay a licensing fee and royalty in exchange for the use of a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(R).

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short-term nature.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company currently leases its primary office space on a month to month lease. Rent expense for the period ended September 30, 2003 was $48,272.

Royalty Agreements

The Company has a license from Marvel Characters, Inc. and Marvel Enterprises, Inc. for the worldwide rights to use the Marvel universe of characters in the sale and promotion of our product.

Advertising and marketing expenses (which encompass media spending and consumer promotions costs) included in selling, general and administrative expenses amounted to approximately $447,000 for the year ended September 30, 2003.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

Consulting Agreements

The Company has entered into a part-time sales consulting agreement terminating on June 30, 2005. This agreement requires a monthly non-recoverable payment of $7,500 per month through December 31, 2003. The above minimum monthly payment shall be offset against commissions earned on sales of product at 1/2 of 1%.

The Company has a revenue share agreement with an unrelated entity that provides for 5% of net sales on Genio products up to an aggregate of $20,000,000 in Genio product sales.

Employment Agreements

The Company has employment agreements with two of it's executive officers; the future minimum payments against these contracts are as follows; fiscal September 30, 2004 - $316,659 and 2005 - $239,994.

Each of these agreements terminate on July 21, 2005. These agreements provide for other benefits such as automobile expense reimbursements up to $1,600 per month plus related expenses. In addition, one of the officer agreements provides for a $7,500 premium reimbursement for a life insurance policy with a face value not to exceed $2,000,000. Stock options issued under these agreements amount to 250,000 shares with an exercise price of $1.50, 50,000 shares vest on execution date of the employment agreement and the remaining vest equally on the six, twelve, eighteen and twenty-fourth month anniversary of the employment agreements.

NOTE 17 -MAJOR CUSTOMERS/SUPPLIER

The Company had sales to three major US retailers which individually represent greater then 10% of total sales. These three major customers represent 44% of the total accounts receivable. The Company believes that the loss of any one of these customers could have an adverse effect on results. The Company has one major supplier, that is a related entity.

NOTE 18 - OTHER TRANSACTIONS

During the quarter ended June 30, 2003, and prior to the reverse merger with Genio, management of the Company commenced a series of transactions that resulted in significant changes to the assets and operations of the Company. As a result of these series of transactions the Company (a) exited the business of leasing employees by selling its Humana subsidiary, and (b) negotiated several settlements with several creditors (CDKNet.com, Inc. and Steven A. Horowitz, the President and a Director of the Company).

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

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

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

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

NOTE 19 - SUBSEQUENT EVENTS

On December 8, 2003 the Company received subscription agreements for a $1.0 million private placement of 476,190 shares of its common stock at the price of $2.10 per share. Investors received Class A warrants to acquire 238,095 shares of common stock at $2.92 per share, exercisable for five years, and warrants Class B which permit the investors to purchase an additional 476,190 shares for $2.10 during the period ending the earlier of 13 months following the closing or 30 trading days after the effective date of a registration statement covering the shares. The shares were offered to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act").

In November 2003, the Company , based upon review of financial statements and other information, entered into a recission agreement with certain individuals who had sold their membership and or stock interests in certain companies to Tele-V prior to the TV Acquisition. In connection with this recission agreement, the applicable purchase agreements for acquisition of membership interests and capital stock were transferred back to the original owners and three hundred fifty eight thousand (358,000) shares of restricted Company common stock were returned to the Company for cancellation and forfeiture. Further a loan from the Company to one of the company's in he amount of $75,000 was forgiven. In conjunction with this transaction, the Company mutually terminated an employment contract by paying severance of $30,000 and by allowing the terminated employee to retain two hundred thousand (200,000) options to acquire Company common stock. Further, the terminated employee will be entitled to delivery of 71,000 shares of restricted common stock of the Company that the terminated employee would have received had he remained employed by the Company through January 17, 2004.