Form 10QSB
period 2003-12-31
GENIO GROUP INC
filed 2004-02-18
CIK 1100779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003.

   [ ] Transition Report under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to _________________.

                         Commission file number 0-27587


                                GENIO GROUP, INC.
                                -----------------

        (Exact name of small business issuer as specified in its charter)


                   DELAWARE                        22-3360133
                   --------                        ----------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          Identification No.)




                     1120 Avenue of the Americas, Suite 4020
                            New York, New York 10036
                                 (212) 626-6702
                                 --------------
                 (Address, including zip code, telephone number,
              including area code, and web address of the principal
                      executive offices of the registrant)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)


Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 18, 2004 26,238,918


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.



                                                                     Page
                                                                     ----
FINANCIAL STATEMENTS

      Consolidated Balance Sheet at December 31, 2003 (unaudited)    F-1

      Consolidated Statements of Operations for the three months
         ended December 31, 2003  (unaudited)                        F-2

      Consolidated Statements of Cash Flows for the three months
         ended December 31, 2003 (unaudited)                         F-3

      Notes to Consolidated Financial Statements                     F-4


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       3

Item 3.   Controls and Procedures.                                   5


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                           6

Item 2.  Changes in Securities                                       6

Item 3.  Defaults Upon Senior Securities                             6

Item 4.  Submission of Matters to a Vote of Security Holders         6

Item 5.  Other Information                                           6

Item 6.  Exhibits and Reports on Form 8-K                            6

                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                                                  December 31,
                                                                      2003
                                                                ---------------
                                   ASSETS


CURRENT ASSETS

  Cash & cash equivalents                                        $     921,682
  Accounts receivable, net                                             666,322
  Inventories                                                        1,098,530
  Prepaid expenses and other current assets                             69,340
                                                                ---------------
          Total current assets                                       2,755,874
FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $3,516            13,542
                                                                ---------------
                                                                 $   2,769,416
                                                                ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expense                           $     525,366
  Due to officers                                                       65,000
                                                                ---------------
          Total current liabilities                                    590,366
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, no par value,
    2,000,000 shares authorized, 0 shares issued
  Common stock - par value $.0001, per share; authorized,
  200,000,000 shares; 26,238,918 shares issued and outstanding           2,623
  Additional paid in capital                                        11,622,290
  Accumulated deficit                                               (7,279,133)
  Unearned compensation                                             (2,166,730)
                                                                ---------------
                                                                     2,179,050
                                                                ---------------
                                                                 $   2,769,416
                                                                ===============

The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC and subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                                           Three Months Ended
                                                                December 31,
                                                                        2003
                                                           -------------------
Net sales                                                         $1,188,856
Cost of sales                                                        264,538
                                                           -------------------

          Gross profit                                               924,318

Selling expenses                                                    800,468
General and administrative expenses                                 603,588
Equity based compensation                                         1,215,389
Depreciation and amortization                                         1,172
                                                           -------------------

          Loss from operations                                   (1,696,299)

Other income and (expense)
Penalties                                                           (71,000)
    Miscellaneous                                                   (17,671)
                                                           -------------------

Loss before provision for income taxes                           (1,784,970)
Provision for income taxes                                                0
                                                           -------------------

NET LOSS                                                        ($1,784,970)
                                                           ===================

Basic and diluted earnings (loss) per share                          ($0.07)
                                                           ===================

Weighted-average shares outstanding-
    basic and diluted                                            25,751,170
                                                           ===================




The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC and subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                         Three Months Ended
                                                               December 31,
                                                                       2003
                                                         -------------------
Cash flows from operating activities
  Net loss                                                      ($1,784,970)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                     1,172
    Equity based compensation                                     1,300,802
    Changes in assets and liabilities
      Accounts receivable                                           374,346
      Inventories                                                    (1,128)
      Prepaid expenses and other current assets                     127,041
      Accounts payable and accrued expense                         (107,846)
      Deferred revenue                                             (433,367)
                                                         -------------------
          Net cash used in operating activities                    (523,950)

Cash flows from investing activities
    Purchase of furniture and equipment                              (2,996)
                                                         -------------------
          Net cash used in investing activities                      (2,996)
                                                         -------------------

Cash flows from financing activities
    Common stock issued, net                                        869,486
   Loan from officers                                                65,000
                                                         -------------------
          Net cash provided by financing activities                 934,486
                                                         -------------------

          NET INCREASE (DECREASE) IN CASH                           407,540

Cash at beginning of period                                         514,142
                                                         -------------------

Cash at end of period                                              $921,682
                                                         ===================

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest
Noncash investing and financing transactions:




The accompanying notes are an integral part of this statement.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ( "Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month periods ended December 31, 2003 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's September 30, 2003 Form 10-KSB.

The operating results for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On July 21, 2003, the Company acquired Genio Inc. (formerly Tele-V, Inc.) through the issuance of an aggregate of 15,484,448 shares of common stock, reflecting 65% of the 23,822,228 shares of common stock outstanding after the closing. For accounting purposes, the transaction is reflected as if the Company was acquired by Genio Inc. with the business of Genio Inc. being the successor entity. The acquisition was accounted for as a reverse acquisition with the management of Genio controlling and operating the Company after the acquisition date. The financial statements presented represent the operations of Genio Inc. and its subsidiaries for the three month period ended December 31, 2003.

In addition, the capital structure of Genio has been recapitalized to account for the equity structure subsequent to the acquisition as if Genio had been the issuer of the common stock for all periods presented.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

NOTE 3 - STOCK OPTIONS and WARRANTS

a. WARRANTS

Warrant activity for each of the period ended December 31, 2003 is summarized as follows:


                                                                    Weighted
                                                                    Average
                                                     Warrants    Exercise Price
                                                     ---------   --------------
Outstanding at September 30, 2003                    3,000,000      $1.50
     Issued                                            714,285      $2.37
     Exercised                                              --         --
     Expired or cancelled                                   --         --
                                                     ---------      -----
Outstanding at December 31, 2003                     3,714,285      $1.67
                                                     =========      =====




The following table summarizes information about warrants outstanding and exercisable at December 31, 2003




                              Outstanding
                              -------------------------------------------
                                             Weighted-         Weighted-
                                              Average           average
                                             Remaining          exercise
                                Shares     life in years         price
                              -------------------------------------------
Range of exercise prices
$1.50                         3,000,000        1.625             $1.50
$2.10                           476,190        1.000              2.10
$2.92                           238,095        5.000              2.92
                              ---------    ---------         ---------
                              3,714,285        1.960             $1.67
                              =========    =========         =========



All of the above warrants are exercisable.

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

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Stock option activity for each of the period ended December 31, 2003 for both qualified and unqualified options is summarized as follows:



                                                                   Weighted
                                                               Average Exercise
                                                    Shares          Price
                                                  ---------    ----------------
Outstanding at September 30, 2003                 1,696,000          $1.50
     Granted                                      1,350,000           2.74
     Exercised                                           --            --
     Expired or cancelled                                --            --
                                                  ---------          -----
Outstanding at December 31, 2003                  3,046,000          $2.05
                                                  =========          =====




Information, at date of issuance, regarding stock option grants during the period ended December 31, 2003:



                                                          Weighted-   Weighted-
                                                           Average     Average
                                                          Exercise      Fair
                                               Shares       Price       Value
                                            ------------------------------------
Period ended December 31, 2003
Exercise price is less than market price      3,046,000     2.05        $2.36



The following table summarizes information about warrants and options outstanding and exercisable at December 31, 2003:




                                Outstanding and exercisable
    ------------------------------------------------------------------------------------------
                                                                        Weighted-
                                                   Weighted-average     Average
                                     Number         remaining life      Exercise    Number
                                   Outstanding         in years          Price    Exercisable

    ------------------------------------------------------------------------------------------
    Range of exercise prices:
    $.01 to $1.00                   200,000              1.58           $ .87        200,000
    $1.50                         4,246,000              1.86            1.50      4,025,000
    $2.00 - $3.00                 2,314,285              3.71            2.55      1,185,118
                                ------------                                      ----------
                                  6,760,285                                        5,410,118
                                ============                                      ==========

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the period ended September 30, 2003 annual dividends of $0.00, expected volatility of 76% for the Company's options, risk-free interest rate of 4.3%. If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share would not change for the period ended December 31, 2003:



                                                                   2003
                                                                -----------
Net loss
   As reported                                                  $(1,784,970)
   Pro-forma                                                     (2,223,046)
Net loss per common share
   As reported                                                  $     (0.07)
   Pro-forma                                                          (0.09)



The compensation expense attributed to the issuance of the stock options will be recognized as they are earned. These stock options are exercisable for three years from the grant

NOTE 4 - CAPITAL STOCK

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

In July 2003 the Company, through a private placement of its equity securities to accredited investors raised an aggregate total of $3 million in proceeds in such private placement by issuing 3 million shares of restricted common stock and warrants to acquire 3 million shares of common stock at an exercise price of $1.50 per share, exercisable for an eighteen month period. The proceeds of such private offering were utilized by the Company for development and inventory purchases for its Genio Card.

In connection with the private placement of common stock, the Company agreed to file a registration statement for the resale of the common stock and shares of common stock underlying the warrants by October 21, 2003. As of January 2, 2004, the Company has not filed said registration statement and is required to pay penalties at the rate of $30,000 for each 30 days the filing is late. If the registration statement is not effective by January 21, 2004, the Company is required to pay monthly penalties at the rate of 1% of the market value of the securities. As of December 31, 2003, the Company has accrued penalties of $71,000.

During the period ended December 31, 2003, the Company issued 376,000 shares at various prices in lieu of cash for services provided by consultants and other professionals. The Company valued these shares using the closing price per share of the Company's common stock on the date the underlying shares were granted. The Company recorded expense of $717,200 related to these services.

In November 2003, the Company , based upon review of financial statements and other information, entered into a recission agreement with certain individuals who had sold their membership and or stock interests in certain companies to

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)
Tele-V prior to the TV Acquisition. In connection with this recission agreement, the applicable purchase agreements for acquisition of membership interests and capital stock were transferred back to the original owners and three hundred fifty eight thousand (358,000) shares of restricted Company common stock were returned to the Company for cancellation and forfeiture. Further a loan from the Company to one of the company's in the amount of $75,000 was forgiven. In conjunction with this transaction, the Company mutually terminated an employment contract by paying severance of $30,000 and by allowing the terminated employee to retain two hundred thousand (200,000) options to acquire Company common stock. Further, the terminated employee will be entitled to delivery of 71,000 shares of restricted common stock of the Company that the terminated employee would have received had he remained employed by the Company through January 17, 2004.

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


NOTE 5 - COMMITMENTS AND CONTINGENCIES


ROYALTY AGREEMENTS

The Company has a license from Marvel Characters, Inc. and Marvel Enterprises, Inc. for the worldwide rights to use the Marvel universe of characters in the sale and promotion of our product.

Advertising and marketing expenses (which encompass media spending and consumer promotions costs) included in selling, general and administrative expenses amounted to approximately $420,000 for the period ended December 31, 2003.

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

EMPLOYMENT AGREEMENTS

The Company has employment agreements with four of it's executive officers; the future minimum payments against these contracts are as follows; fiscal September 30, 2004 - $526,244, fiscal 2005 - $494,995, fiscal 2005 - $303,750 and fiscal
2006 - $16,250.

Two of these agreements terminate on July 21, 2005 the other two terminate on November 3, 2006. These agreements provide for other benefits such as automobile or transportation related expense reimbursements between $250 - $1,600 per month. In addition, one of the officer agreements provides for a $7,500 premium reimbursement for a life insurance policy with a face value not to exceed $2,000,000. Stock options issued under these agreements amount to 1,600,000 shares with an exercise price of between $1.50 and $3.18, shares vest on execution date of the employment agreement and the remaining vest equally on the six, twelve, eighteen and twenty-fourth, thirty and thirty-six month anniversary of the employment agreements.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


NOTE 6 - LICENSING AGREEMENTS

On December 5, 2003 the company entered into a letter of intent and subsequent Merchandising License Agreement on February 2, 2004 with Spin Master, Ltd. a Canadian corporation. The agreement license's to the Company the artwork and logos depicting one or more of the of the non-licensed and other distinctive creative elements associated with the products called Mighty Beanz.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      The following contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in our financial condition and liquidity, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," "predict," and other similar expressions constitute those statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in the statements. Potential risks and uncertainties include, among others, those set forth in our Form 10-KSB Report for the year ended September 30, 2003. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of our future revenues, the unpredictable and evolving nature of our business model, the competitive multimedia compact discs and financial services industries and the risks associated with capacity constraints, systems development, management of growth and business expansion, as well as other risk factors.

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

      On July 21, 2003, the Company acquired Genio Inc. (formerly Tele-V, Inc.) through the issuance of an aggregate of 15,484,448 shares of common stock, reflecting 65% of the 23,822,228 shares of common stock outstanding after the closing. For accounting purposes, the transaction is reflected as if the Company was acquired by Genio Inc. with the business of Genio Inc. being the successor entity. The acquisition was accounted for as a reverse acquisition with the management of Genio controlling and operating the Company after the acquisition date. The financial statements presented represent the operations of Genio Inc. and its subsidiaries for the three month period ended December 31, 2003.

      In addition, the capital structure of Genio has been recapitalized to account for the equity structure subsequent to the acquisition as if Genio had been the issuer of the common stock for all periods presented.

      As of February 18, 2004, we had 26,238,918 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "GNOI."

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2003

      We developed and launched Genio Cards(TM), our first product, in August 2003. Genio Cards is a series of collectible children's cards and related products that have educational content and are based upon Marvel Super Heroes(R) under a worldwide license from Marvel Enterprises, Inc. Sales for the three months ended December 31, 2003 were $1,188,856, consisting entirely of Genio cards. Costs of sales for the period ended December 31, 2003 were $264,538. Costs of sales consists of those expenses directly related to the production of Genio Cards and associated costs including direct card production costs. The gross profit for the period ended December 31, 2003 was $ 924,318, or 77.7 %.

      Selling expenses were $800,468, or 67.3 % of sales, for the three months ended December 31, 2003 consisting of shipping expenses, royalties, advertising, marketing and publicity. We incurred selling expenses to promote and launch Genio Cards. While we will continue to incur selling costs to promote Genio Cards, we believe costs constitute a lower percentage of sales in future periods.

      General and administrative expenses were $603,588, or 50.8% of sales, for the three months ended December 31, 2003. General and administrative expenses consists of payroll and payroll taxes, professional fees office supplies, printing, and travel. While we will continue to incur general and administrative costs to support its production and sales activities, management believes it will incur such costs at a lower percentage of sales.

      Equity based compensation was $1,215,389 for the three months ended December 31, 2003 consisting of costs for the issuance of stock for consultants who were paid for their services in our common stock. We will continue to issue stock options to attract and retain employees in the future. We may also pay certain consultants or other vendors by issuing shares of common stock in lieu of cash payments.

      Overall we reported a net loss of ($1,784,970), or ($0.07) per share for the three months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2003, we had $921,682 in cash and cash equivalents. Our principal commitments are $525,366 in accounts payable and accrued expenses. We do not have any material commitments for capital expenditures nor do we anticipate any. We do anticipate using our cash resources for marketing, advertising expenses and production of Genio Cards and it's new licensed product.

      On December 8, 2003 we announced that we received subscription agreements for a $1.0 million private placement of 476,190 shares of our common stock at the price of $2.10 per share. Investors received Class A warrants to acquire 238,095 shares of common stock at $2.92 per share, exercisable for five years. And Class B warrants which permit the investors to purchase an additional 476,190 shares for $2.10 during the period ending the earlier of 13 months following the closing or 30 trading days after the effective date of a registration statement covering the shares.

      To date, as a result of losses from operations, our cash requirements have historically been financed primarily through the sale of common stock.

      Net cash used in operations for the three months ended December 31, 2003 was $523,950 consisting of a net loss of $1,784,970 offset in part by non-cash common stock and common stock options issued for services of $1,215,389, cash collected from accounts receivables of $374,346 and reductions in prepaid expenses of $127,041.

      Net cash used in investing activities for the three months ended December 31, 2003 was $2,996 for the purchase of equipment.

      Net cash provided from financing activities for the three months ended December 31, 2003 was $934,486 representing the net proceeds from the sale of 476,190 shares of Company common stock and loans from officers.

COMMITMENTS

      We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2003.

Item 3.   Controls and Procedures.

      We recently acquired Genio Inc. and related companies. These companies are just developing a business and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-QSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), who became CFO in November, 2003.

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

                           PART II-- OTHER INFORMATION


Item 1.  Legal Proceedings

                None.

Item 2.  Changes in Securities

      We issued an aggregate of 376,000 shares of common stock to consultants for services during the period from October 1, 2003 to December 31, 2003 in transactions claimed to be exempt under Section 4(2) and Section 4(6) of the Securities Act of 1933. Each of these transactions was negotiated directly with the recipient of the shares without any general solicitation. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us in these transactions.


      We completed a private placement in December 2003. Information concerning the private placement was included in response to Item 5 of Part II on Form 10-KSB Report for the year ended September 30, 2003.

Item 3.  Defaults Upon Senior Securities

                Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

                Not applicable.


Item 5.  Other Information.

      On January 13, 2004, Steven A. Horowitz resigned as an officer and director. We are actively seeking outside directors and hope to identify and retain a sufficient number of qualified outside directors to constitute an audit, nominating and compensation committee of independent directors.


Item 6.  Exhibits and Reports on Form 8-K.

        Exhibits
        --------

        31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

        31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

        32.1 Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.

        32.2 Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.

                                         SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GENIO GROUP, INC.


Date: February 18,  2004                        By:  /s/  Shai Bar-Lavi
                                                    ----------------------------
                                                     Shai Bar-Lavi
                                                     Chairman, Chief Executive
                                                       Officer and Secretary



Date: February 18, 2004                         By:  /s/  Andrew J. Schenker
                                                    ----------------------------
                                                     Andrew J. Schenker
                                                     Chief Financial Officer