Form 10QSB
period 2004-03-31
GENIO GROUP INC
filed 2004-05-17
CIK 1100779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the quarterly
                              period ended March 31, 2004.

   [ ] Transition Report under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to _________________.

                         Commission file number 0-27587

                                GENIO GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                     22-3360133
        (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                   Identification No.)

                     1120 Avenue of the Americas, Suite 4020
                            New York, New York 10036
                                 (212) 626-6702
                           (Address, telephone number,
                      including area code, of the principal
                      executive offices of the registrant)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes __X__ No __

          State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of May 10, 2004 we had 26,238,918 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       Genio Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                           March 31,
                                                                             2004

                              ASSETS

CURRENT ASSETS
  Cash & cash equivalents                                                  $183,087
  Accounts receivable, net                                                1,462,254
  Inventories                                                               970,058
  Prepaid expenses and other current assets                                 321,042
                                                                     -----------------

          Total current assets                                            2,936,441

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $4,938                 16,899
                                                                     -----------------

          Total Assets                                                   $2,953,340
                                                                     =================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expense                                   $1,113,264
  Due to officers                                                            65,000
                                                                     -----------------
          Total current liabilities                                       1,178,264

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, no par value,
    2,000,000 shares authorized, 0 shares issued
  Common stock - par value $.0001, per share; authorized,
  200,000,000 shares; 26,238,918 shares issued and outstanding                2,623
  Additional paid in capital                                             11,819,680
  Accumulated deficit                                                    (7,998,198)
  Unearned consulting services                                           (2,049,029)
                                                                     -----------------
          Total stockholder's equity                                      1,775,076
                                                                     -----------------

          Total liabilities and stockholder's equity                     $2,953,340
                                                                     =================

The accompanying notes are an integral part of this statement.

                       Genio Group, Inc. and Subsidiaries
                      Consolidated Statements Of Operations
                                   (Unaudited)



                                              Three Months       Six Months
                                                  Ended             Ended
                                                 March 31,         March 31,
                                                   2004              2004
                                               ------------     ------------

Net sales                                      $  1,189,283     $  2,378,139
Cost of sales                                       500,365          764,903
                                               ------------     ------------

          Gross profit                              688,918        1,613,236

Selling expenses                                    458,281        1,258,749
General and administrative expenses                 575,915        1,179,503
Equity based compensation                           315,091        1,530,480
Depreciation and amortization                         1,422            2,594
                                               ------------     ------------

          Loss from operations                     (661,791)      (2,358,090)

Other income and (expense)
    Penalties                                       (57,715)        (128,715)
    Miscellaneous                                       440          (17,231)
                                               ------------     ------------

Loss before provision for income taxes             (719,066)      (2,504,037)
Provision for income taxes                                0                0
                                               ------------     ------------

Net loss                                          ($719,066)     ($2,504,037)
                                               ============     ============

Basic and diluted earnings (loss) per share          ($0.03)          ($0.10)
                                               ============     ============

Weighted-average shares outstanding-
    basic and diluted                            26,238,918       25,997,759
                                               ============     ============


The accompanying notes are an integral part of this statement.

                       Genio Group, Inc. and Subsidiaries
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                               Six Months Ended
                                                                   March 31,
                                                                     2004
                                                                 -----------
Cash flows from operating activities
  Net loss                                                       ($2,504,037)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                      2,594
    Equity based compensation                                      1,543,880
    Changes in assets and liabilities
      Accounts receivable                                           (421,586)
      Inventories                                                    127,344
      Prepaid expenses and other current assets                     (124,661)
      Accounts payable and accrued expense                           480,049
      Deferred revenue                                              (433,367)
                                                                 -----------
          Net cash used in operating activities                   (1,329,784)
                                                                 -----------

Cash flows from investing activities
    Purchase of furniture and equipment                               (7,771)

                                                                 -----------
          Net cash used in investing activities                       (7,771)
                                                                 -----------
Cash flows from financing activities
    Common stock issued, net                                         941,500
    Loan from officers                                                65,000
                                                                 -----------
          Net cash provided by financing activities                1,006,500
                                                                 -----------

          NET INCREASE (DECREASE) IN CASH                           (331,055)
Cash at beginning of period                                          514,142
                                                                 -----------

Cash at end of period                                               $183,087
                                                                 ===========

The accompanying notes are an integral part of this statement.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month periods ended March 31, 2004 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended September 30, 2003.

         The financial statements set forth herein represent the operations of Genio Inc. and its subsidiaries for the three and six month periods ended March 31, 2004. Genio Group had no operations in March 2003 therefore there is no comparative data. The operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Genio Group, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers investments in highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

INVENTORIES

The Company's inventory consists entirely of finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives used in computing depreciation range from three to five years for equipment and furniture and the remaining lease period for leasehold improvements. In accordance with SFAS 144, the Company periodically evaluates the carrying value of its property, plant and equipment for circumstances which may indicate impairment. Maintenance and repairs are expensed as incurred.

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


STOCK BASED COMPENSATION

The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

--------------------------------------------------------------------------------------
                                                       For the           For the
                                                    Three months        Six months
                                                       ended              ended
                                                   March 31, 2004     March 31, 2004
--------------------------------------------------------------------------------------
Net loss available to common
shareholder, as reported                             $(719,066)       $(2,504,037)
--------------------------------------------------------------------------------------
Add: Stock-based employee
compensaiton expense included in
reported net loss, net of related tax effects          315,091          1,530,480
--------------------------------------------------------------------------------------
Deduct: Total stock-based employee
compensation expense determined under
fair value bsed method for all awards,
net of related tax effects                            (315,091)        (1,530,480)
--------------------------------------------------------------------------------------
Pro-forma net loss available to common
shareholder                                          $(719,066)       $(2,504,037)
--------------------------------------------------------------------------------------
Earnings per share:
--------------------------------------------------------------------------------------
Basic - as reported                                      $(.03)            $(0.10)
--------------------------------------------------------------------------------------
Basic - pro-forma                                        $(.03)            $(0.10)
--------------------------------------------------------------------------------------


The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 and EITF 96-18.

NEW ACCOUNTING PRONOUNCEMENTS

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


In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures.

The Company has adopted all of the above new accounting pronouncements.

Note 3 - Capital Stock

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

During the quarter ended December 31, 2003, the Company issued 376,000 shares at various prices in lieu of cash for services provided by consultants and other professionals. The Company valued these shares using the closing price per share of the Company's common stock on the date the underlying shares were granted. The Company recorded expense of $717,200 related to these services.

In November 2003, the Company, based upon review of financial statements and other information, entered into a recission agreement with certain individuals who had sold their membership and or stock interests in certain companies to Tele-V prior to the TV Acquisition. In connection with this recission agreement, the applicable purchase agreements for acquisition of membership interests and capital stock were transferred back to the original owners and three hundred fifty eight thousand (358,000) shares of restricted Company common stock were returned to the Company for cancellation and forfeiture. Further a loan from the Company to one of the company's in the amount of $75,000 was forgiven. In conjunction with this transaction, the Company mutually terminated an employment contract by paying severance of $30,000 and by allowing the terminated employee to retain two hundred thousand (200,000) options to acquire Company common stock. Further, the terminated employee will be entitled to delivery of 71,000 shares of restricted common stock of the Company that the terminated employee would have received had he remained employed by the Company through January 17, 2004.

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

Note 4 - Stock Options and Warrants


a. Warrants

Warrant activity for the six-month period ended March 31, 2004 is summarized as follows:

                                                              Weighted
                                                               Average
                                              Warrants      Exercise Price
                                              -----------   --------------
Outstanding at September 30, 2003             3,000,000        $1.50
     Issued                                     914,285        $2.14
     Expired or cancelled                             0            -
                                              ---------        -----
Outstanding at March 31, 2004                 3,914,285        $1.65
                                              =========        =====

The following table summarizes information about warrants outstanding and exercisable at March 31, 2004:

                                              Outstanding
                              -------------------------------------------
                                             Weighted-         Weighted-
                               Number of      Average            average
                              Underlying     Remaining          exercise
Exercise prices                 Shares     life in years          price
-------------------------------------------------------------------------
$1.30                          200,000           2.25           $1.30
$1.50                        3,000,000           1.38            1.50
$2.10                          476,190            .75            2.10
$2.92                          238,095           4.75            2.92
                             ---------       ---------      ---------
                             3,914,285           1.59          $ 1.65
                             =========       =========      =========

All of the above warrants are currently exercisable.

b. Stock Option Plans

         The Company accounts for stock options it issues under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized, provided such stock options were issued at market price. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes; accordingly, no compensation expense is recognized in the results of operations for options granted at fair market value as required by APB Opinion No. 25.

         Stock option activity for the six month period ended March 31, 2004 for both qualified and unqualified options is summarized as follows:

                                                               Weighted
                                                 Number of     Average
                                                Underlying     Exercise
                                                  Shares         Price
                                                 ---------    ------------
Outstanding at September 30, 2003                1,696,000       $1.50
     Granted                                     1,350,000       $2.74
     Exercised                                           0           -
     Expired or cancelled                                0           -
                                                 ---------       -----
Outstanding at March 31, 2004                    3,046,000       $2.05
                                                 =========       =====

Information, at date of issuance, regarding stock option grants during the period ended March 31, 2004:

                                                       Weighted-   Weighted-
                                                       Average      Average
                                                       Exercise      Fair
                                           Shares       Price        Value
                                           ------       -----        -----
Period ended March 31, 2004              3,046,000      $2.05       $2.35

Exercise price is less than market price.

         The following table summarizes information about warrants and options outstanding and exercisable at March 31, 2004:

                                                 Outstanding and exercisable
    -----------------------------------------------------------------------------------------------------
                                                                        Weighted-
                                                   Weighted-average     Average
                                    Number         remaining life      Exercise                Number
    Range of exercise prices:    Outstanding          in years            Price              Exercisable
    -----------------------------------------------------------------------------------------------------
    $.01 to $1.00                 200,000               $1.33            $ .87                   200,000
    $1.30                         200,000               $2.25            $1.30                   200,000
    $1.50                       4,246,000               $1.61            $1.50                 4,025,000
    $2.00 - $3.00               2,314,285               $3.46            $2.55                 1,185,118
                              ------------                                                     ----------
                                6,760,285                                                       5,410,118
                              ============                                                     ==========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Penalties

         In connection with a private placement of common stock and warrants to purchase common stock in July 2003, the Company agreed to file a registration statement for the resale of the common stock and shares of common stock underlying the warrants by October 21, 2003. As of May 17, 2004, the Company has not filed said registration statement and is required to pay penalties at the rate of 1% of the purchase price paid for each 30 days the filing is late. As of March 31, 2004, the Company had accrued penalties of $71,000.

         In connection with a private placement in December 8, 2003 of common stock and warrants, the Company agreed to file a registration statement for the resale of the common stock and shares of common stock underlying the warrants by January 8, 2004. As of May 17, 2004, the Company has not filed said registration statement and is required to pay penalties at the rate of 2% of the subscription amount paid for each 30 days the filing is late, plus interest at 15% per annum until said amount is paid. The Company has accrued penalties and interest in the amount of $56,879.

Royalty Agreements

         On March 27, 2003 the Company entered into a license agreement with Marvel Enterprises, Inc. and Marvel Characters, Inc. for the use of Marvel characters. Subsequent to this agreement on September 25, 2003 the Company entered in an amendment to the above agreement changing the royalty percentage to 12% of net business to business sales and 7% on direct to consumer sales. For the period ending March 31, 2004 and December 31, 2003 royalty expense was $149,323 and $72,999 respectively.

Consulting Agreements

         The Company has entered into a part-time sales consulting agreement terminating on June 30, 2005 pursuant to which a consultant is entitled to receive 1/2 of 1% commission on the sale of Genio products. The consultant has been prepaid an amount of $22,500 (non-recoverable) against such royalties.

         On June 18, 2003, the Company entered into a revenue sharing agreement with GilGlobal Inc. pursuant to which GilGlobal provided the Company with $250,000 as interim funding for prototype materials and art works necessary for printing products in connection with scripts, albums and cards under the Marvel license. In exchange for the funding, the Company agreed to pay GilGlobal five percent of the first five million dollars of our net revenue and an additional three percent from all our revenues above five million dollars. The term of the revenue share agreement is until June 17, 2013. For the periods ending December 31, 2003 and March 31, 2004 these amounted to $59,442 and $70,484, respectively.

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with four of its executive officers. The future minimum payments against these contracts are as follows: through September 30, 2004 - $526,244; fiscal 2005 - $494,995, fiscal 2005 -
$303,750; and fiscal 2006 - $16,250.

NOTE 5 - LICENSING AGREEMENTS

         In January 2004 the Company entered into a license agreement with Spin Master, Ltd., a Canadian developer and North American distributor of Mighty Beanz(TM), for the use of Mighty Beanz characters in a new Genio Cards(TM) series that we launched in April 2004. The license agreement provides the Company with access to hundreds of Mighty Beanz characters for use in a collectible card series aimed at children ages 5 through 12 in North America. The initial launch of the Mighty Beanz series of Genio Cards consisted of two 40-card Starter Decks, each of which includes one free Mighty Beanz toy and a 9-card booster pack. The first card series features a total of 90 different cards. In March 2004 the Company entered into a licensing agreement with Moose Enterprises Pty Ltd for the distribution of Mighty Beanz(TM) in the rest of the world outside North America. We made total prepayments of $65,000 to Spin Master and Moose during the period ended March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         The following contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in our financial condition and liquidity, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," "predict," and other similar expressions constitute those statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in the statements. Potential risks and uncertainties include, among others, those set forth in our annual report on Form 10-KSB for the year ended September 30, 2003. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of our future revenues, the unpredictable and evolving nature of our business model, the competitive multimedia compact discs and financial services industries and the risks associated with capacity constraints, systems development, management of growth and business expansion, as well as other risk factors.

Overview

         Genio Group, Inc. and its consolidated subsidiaries, is engaged in the development and marketing of entertainment and leisure products. Genio Inc., a New York corporation and wholly-owned subsidiary which conducts our current operations and was acquired in July 2003, was formed in May 2003 under the name "Tele-V, Inc."

         We are a start-up developer and marketer of entertainment and leisure products. Our company holds a worldwide license with Marvel Enterprises, Inc. and Marvel Characters, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(R), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). We have launched a new Genio Card(TM) collection which is a trading card series designed to provide children with unique entertainment and educational experience made more accessible through the colorful Marvel Super Heroes(R). The Genio Cards(TM) take kids on a journey through 340 subject categories: from the birth of our universe and the outer reaches of space, to the traditions of martial arts and death-defying feats of extreme sports. We believe that as children collect and play with Genio Cards(TM) featuring original artwork, they learn about new topics and test their knowledge with the Genio Power Challenge which challenges players to match wits using their newly discovered facts from the Genio Cards(TM). We launched the sale of the Genio Card(TM) collection in August 2003 and we have subsequently received orders for the Genio Card(TM) trading cards from large retailers such as Wal-Mart, Target, K-Mart, Toys-R-Us, Walgreens, CVS and Blockbuster. We also recently entered into a distribution agreement with Tomy U.K. Ltd., whereby Tomy has been granted the exclusive distribution rights for the Genio Card(TM) collection and accessories in the United Kingdom and the British Isles. We are also focusing on securing additional distribution agreements in other European territories as well as around the globe for the distribution and sale of Genio Cards(TM).

         In January 2004 we entered into a license agreement with Spin Master, Ltd., a Canadian developer and North American distributor of Mighty Beanz(TM), for the use of Mighty Beanz characters in a new Genio Cards(TM) series that we launched in April 2004. Mighty Beanz are one of the most popular current children's' collectables in North America. The license agreement provides us with access to hundreds of Mighty Beanz characters for use in a collectible card series aimed at children ages 5 through 12 in North America. The initial launch of the Mighty Beanz series of Genio Cards consisted of two 40-card Starter Decks, each of which includes one free Mighty Beanz toy and a 9-card booster pack. The first card series features a total of 90 different cards. In March 2004 we entered into a licensing agreement with Moose Enterprises Pty Ltd for the distribution of Mighty Beanz(TM) in the rest of the world outside North America.

         As of May 10, 2004, we had 26,238,918 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "GNOI.OB."

Results Of Operations for the Three Months Ended March 31, 2004

         We launched Genio Cards(TM), our first product, in August 2003. Genio Cards is a series of collectible children's cards and related products that have educational content and are based upon Marvel Super Heroes(R) under a worldwide license from Marvel Enterprises, Inc. and Marvel Characters, Inc.

         Sales for the three months ended March 31, 2004 were $1,189,283, consisting entirely of Genio cards. Costs of sales for the period ended March 31, 2004 were $500,365. Costs of sales consists of those expenses directly related to the production of Genio Cards and associated costs including direct card production costs. The gross profit for the period ended March 31, 2004 was $688,918, or 57.9% of sales.

         Selling expenses were $458,281, or 38.5% of sales, for the three months ended March 31, 2004 consisting of shipping expenses, royalties, advertising, marketing and publicity.

         General and administrative expenses were $575,915, or 48.4% of sales, for the three months ended March 31, 2004. General and administrative expenses consists of payroll and payroll taxes, professional fees office supplies, printing, and travel. While we will continue to incur general and administrative costs to support its production and sales activities, management believes it will incur such costs at a lower percentage of sales since the general and administrative costs will remain similar in the near future while we expect the sales to increase.

         Equity based compensation was $315,091 for the three months ended March 31, 2004 consisting of costs for the issuance of stock for consultants who were paid for their services in our common stock. We will continue to issue stock options to attract and retain employees in the future. We may also pay certain consultants or other vendors by issuing shares of common stock in lieu of cash payments.

         Overall we reported a net loss of ($719,066), or ($0.03) per share for the three months ended March 31, 2004.

Results Of Operations for the Six Months Ended March 31, 2004

         Sales for the six months ended March 31, 2004 were $2,378,139, consisting entirely of Genio Cards. Costs of sales for the six months ended March 31, 2004 were $764,903. Costs of sales consists of those expenses directly related to the production of Genio Cards and associated costs including direct card production costs. The gross profit for the six months ended March 31, 2004 was $1,613,236 or 67.8%.


        Selling expenses were $1,258,749, or 52.9% of sales, for the six months ended March 31, 2004 consisting of shipping expenses, royalties, advertising, marketing and publicity.

         General and administrative expenses were $1,179,504, or 49.6% of sales, for the six months ended March 31, 2004. General and administrative expenses consists of payroll and payroll taxes, professional fees office supplies, printing, and travel.

         Equity based compensation was $1,530,480 for the six months ended March 31, 2004 consisting of costs for the issuance of stock for consultants who were paid for their services in our common stock. We will continue to issue stock options to attract and retain employees in the future. We may also pay certain consultants or other vendors by issuing shares of common stock in lieu of cash payments.

         Overall we reported a net loss of ($2,504,037), or ($0.10) per share for the six months ended March 31, 2004.

Liquidity and Capital Resources

         As of March 31, 2004, we had $183,087 in cash and cash equivalents. Our principal liabilities are $1,113,264 in accounts payable and accrued expenses. We do not have any material commitments for capital expenditures nor do we anticipate any. We anticipate using our cash resources for manufacturing, marketing and advertising expenses of Genio Cards(TM) or Mighty Beanz(TM). To date, as a result of losses from operations, our cash requirements have historically been financed primarily through the sale of common stock.

         On May 4, 2004 we entered into a Loan and Security Agreement with IIG Capital, LLC as agent for IIG Trade Opportunities Fund N.V. as lender. Pursuant to the loan agreement, IIG granted us a credit line of up to $3,000,000 based on our receivables. The amount outstanding from time to time under the loan agreement shall not exceed 75% of the net face amount of certain eligible receivables, plus 30% of the face amount of certain qualified delinquent receivables, minus reserves as set forth in the loan agreement. As of May 15, 2004, the maximum availability under the loan agreement was $965,000 of which $965,000 has been drawn down by us. In connection with the loan agreement we granted IIG a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.0625 per share.

         Net cash used in operations for the six-month period ended March 31, 2004 was ($1,329,784) consisting of a net loss of ($2,504,037) offset in part by non-cash common stock and common stock options issued for services of $1,530,480. We also used cash for working capital increase in accounts receivable $421,586 and accounts payable of $480,049 offset in part by decrease in inventory ($127,344) and deferred revenue ($433,367).

         Net cash used in investing activities for the six-month period ended March 31, 2004 was $7,771 for the purchase of eqipment.

Off-Balance Sheet Financing

         The Company has no off-balance sheet financing arrangements within the meaning of Item 303(c) of Regulation S-B.

Item 3. Controls and Procedures.

         As of the end of the period covered by this report, management of the Company, with the participation of the Company's Chief Executive Officer, who is its principal executive officer, and the Company's Chief Financial Officer, who is its principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

         During the period covered by this Report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II-- OTHER INFORMATION

Item 5. Other Information.


..Dotcom Distribution Corp. Fulfillment Services Agreement

         We entered into a fulfillment services agreement, through our wholly owned subsidiary Genio Inc. (formerly Tele-V, Inc.) with .Dotcom Distribution Corp. ("Dotcom"), dated June 4, 2003, whereby Dotcom will receive fees for any fulfillment services provided pursuant to the agreement.

         Upon prior written notice to us, Dotcom has the right to increase the fees for fulfillment services and call center services provided that such annual increase shall not exceed ten percent of the price for the applicable fees in effect during the prior year. We are required to pay certain costs incurred in connection with the agreement as well as all taxes that may be assessed against either party in connection with the agreement. We have agreed on certain volume rebates.

         The term of the fulfillment services agreement expires on June 4, 2006. The fulfillment services agreement shall be automatically renewed for three additional one year terms commencing after the expiration of the initial term unless either party does not want to renew the agreement.

         Dotcom has the right, upon prior written consent, to subcontract with other individuals and/or businesses for any and all services required to be performed in connection with the fulfillment services agreement. Subject to the foregoing restrictions, Dotcom has the right to increase its fees upon written notice in accordance with any rate increases by such subcontractors. We agreed to provide Dotcom with sufficient inventory to meet the fulfillment requirements under the agreement.

GilGlobal Revenue Sharing Agreement

         On June 18, 2003, we entered into a revenue sharing agreement with GilGlobal Inc. pursuant to which GilGlobal direct paid $250,000 as interim funding for prototype materials and art works necessary for printing products in connection with scripts, albums and cards under the Marvel license. In exchange for the funding, we agreed to pay GilGlobal five percent of the first five million dollars of our net revenue and an additional three percent from all our revenues above five million dollars. The term of the revenue share agreement is until June 17, 2013.

Tomy Distribution Agreement

         On September 30, 2003 we entered into a distribution and marketing agreement with Tomy UK Limited, a division of Tomy, Japan, one of the world's largest toy companies. The agreement provides for distribution of our products in the United Kingdom, British Islands and Southern Ireland. We are currently seeking additional markets for our product internationally.

         Tomy agreed to purchase minimum aggregate amounts of our products as specified below. If Tomy fails to purchase the minimum aggregate amounts, then it shall no longer have the exclusive right to market and sell our products in the territories or use the advertising and promotional materials developed by or for us in connection with our products in the territories. Tomy guaranteed to purchase $251,300 of our products as an initial order and further intends, but did not guarantee, the purchase of additional products in the aggregate amount of $979,400 (such amount includes the $251,300) and $1,439,850 for the periods ending June 30, 2004 and June 30, 2005 respectively.

         Tomy is required to use its best efforts to promote and sell our products in the designated territories. Tomy may not engage any sub-distributor or licensee without our prior written approval. However, Shannon Distributors in Southern Ireland and Magsons Ltd. are approved as sub-distributors. Tomy has the exclusive right to market and sell our products and use the advertising and promotional material developed by or for us in connection with our products in the territories.

         Tomy may not manufacture, distribute or sell any product competitive with, or of a similar nature to, our products during the term of the distribution agreement. In the event of termination of the agreement, or expiration of the term, Tomy shall not sell, deal in or otherwise become involved with any of our products or any products competitive with, or of a similar nature to, our products for a period of one year from the date of such termination.

         We are required to provide Tomy with advice regarding the marketing of our products in the territories. Tomy intends to edit a two minute infomercial that we have prepared for our products into a short form, fifteen second infomercial, with such infomercial being subject to our approval before airing or other transmission. Tomy may also seek to shoot its own infomercial for our products but such infomercial shall be subject to our approval before airing or other transmission.

         The term of the agreement expires on June 30, 2005 with the option for one additional year. Our failure to deliver products ordered by Tomy which is not cured within 30 days from the receipt of notice from Tomy of such failure shall be a cause for termination of the distribution agreement by Tomy.

MightyBeanz(TM)

         In January 2004 we entered into a license agreement with Spin Master, Ltd., a Canadian developer and North American distributor of Mighty Beanz(TM), for the use of Mighty Beanz characters in a new Genio Cards(TM) series that we launched in April 2004. The license agreement provides us with access to hundreds of Mighty Beanz characters for use in a collectible card series aimed at children ages 5 through 12 in North America. The initial launch of the Mighty Beanz series of Genio Cards consisted of two 40-card Starter Decks, each of which includes one free Mighty Beanz toy and a 9-card booster pack. The first card series features a total of 90 different cards. In March 2004 we entered into a licensing agreement with Moose Enterprises Pty Ltd for the distribution of Mighty Beanz(TM) in the rest of the world outside North America.

         Pursuant to the merchandising license agreement with Spin Master, Spin Master granted us a non-transferable, non-assignable right and obligation (without the right to grant sublicenses) to utilize artwork and logos depicting one or more of the non-licensed characters and other distinctive creative elements associated with the toys distributed by Spin Master entitled "Mighty Beanz" solely in connection with the manufacture by us (or an approved third party manufacturer) of the following products: card games, trading cards with and without sound, album for trading cards, on-line trading card games and demonstrators. The license agreement with Spin Master is for sales in the United States and Canada and we agreed not to knowingly sell any of the licensed products to third parties who intend or are likely to resell such licensed products outside the territories. The term of the Spin Master license agreement expires on April 30, 2006. In the event that the royalty payments to Spin Master exceed $500,000 during the term of the agreement we are granted the option to extend the term for an additional two years.

         Pursuant to the agreement, we agreed to commence the manufacture, distribution and sale of the licensed products not later than June 1, 2004. Any and all packaging, artwork, literary text, advertising and promotional materials, etc. produced by us for use in connection with the agreement are subject to the prior approval of Spin Master. All licensed products and all related packaging, advertising and promotional materials must bear the Spin Master logo.

         If Spin Master obtains licensing rights to the "Mighty Beanz" toys outside of the United States and Canada, we will have a right of first refusal to license the toys within such new territory. Spin Master agreed not to license to any other entity in North America the right to utilize the "Mighty Beanz" toys in connection with the licensed products unless we are in default of any of the terms and conditions of the agreement.

         Pursuant to the agreement, we agreed to pay Spin Master royalties of 12% of net sales from the products manufactured under the license with a minimum royalty of $75,000, a grant of 50,000 shares of restricted common stock and a warrant to purchase 200,000 shares of common stock at a price per share of $1.30. As of May 15, 2004, we have paid $50,000 of the minimum royalty payment with the balance of $25,000 to be paid 6 months after the release of the first licensed product. We were required to register the restricted shares we granted Spin Master by April 30, 2004, and as a penalty for failing to do so, we are required to pay Spin Master an additional payment of $25,000.

         Pursuant to the merchandising license agreement with Moose Enterprise Pty Ltd., Moose granted us a non-transferable, non-assignable right and obligation (without the right to grant sublicenses) to utilize artwork and logos depicting one or more of the non-licensed characters and other distinctive creative elements associated with the toys manufactured by Moose entitled "Mighty Beanz" solely in connection with the manufacture by us (or an approved third party manufacturer) of the following products: card games, trading cards with and without sound, album for trading cards, on-line trading card games and demonstrators. The license agreement with Moose is for sales in the world outside the United States and Canada and we agreed that not to make or authorize others to make use of the artwork and logos depicting one or more of the non-licensed characters and other distinctive creative elements associated with the toys manufactured by Moose entitled "Mighty Beanz" in any other geographical area (except in connection with the manufacture of the licensed products or related materials) and we further agreed not to knowingly sell any of the licensed products to third parties who intend or are likely to resell such licensed products outside the enumerated territories. The term of the Moose agreement expires on January 31, 2007. In the event that the royalty payments to Moose exceed $500,000 during the term we are granted the option to extend the term for an additional two years.

         We agreed to commence the manufacture, distribution and sale of the licensed products not later than September 1, 2004. Any and all packaging, artwork, literary text, advertising and promotional materials, etc. produced by us for use in connection with the agreement are subject to the prior approval of Moose.

         Pursuant to the agreement, we agreed to pay Moose royalties of 12% of net sales derived from products manufactured under the license with a minimum royalty of $15,000, a grant of 25,000 shares of restricted common stock and a warrant to purchase 120,000 shares of common stock with additional minimum royalties for each territory in which we start selling the products.

Board of Directors

      On January 13, 2004, Steven A. Horowitz resigned as an officer and director. We are actively seeking outside directors and hope to identify and retain a sufficient number of qualified outside directors to constitute an audit, nominating and compensation committee of independent directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                                    EXHIBITS
                                    --------

(a)   Exhibits:


10.1 Fulfillment Services Agreement, dated June 4, 2003, between .DotCom Distributions Corp. and Genio, Inc.

10.2 License Agreement, dated March 27, 2003, between Marvel Characters, Inc., Marvel Enterprises, Inc. and Tele-V

10.3 Amendment to License Agreement, dated September 25, 2003, between Marvel Characters, Inc., Marvel Enterprises, Inc. and Genio Group, Inc.

10.4 Distribution Agreement, dated September 30, 2003, between Tomy UK Ltd. and Genio Group, Inc.

10.5 Revenue Share Agreement, dated June 18, 2003, between GilGlobal Inc. and Tele-V

10.6 License Agreement, dated January 23, 2004, between the Company and Spin Master, Ltd.

10.7 License Agreement, dated April 3, 2004, between the Company and Moose Enterprises Pty Ltd.

10.8 Loan and Security Agreement, dated May 4, 2004, between the Company and IIG Capital, LLC

10.9 Warrant, dated May 4 2004, having an exercise price of $1.0625 per share issued to IIG Capital, LLC.

31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature                                  Title                    Date
---------                                  -----                    ----


/s/ Shai Bar-Lavi                 Chairman of the Board and         May 17, 2004
---------------------------       Chief Executive Officer
Shai Bar-Lavi


/s/ Andrew J. Schenker            Chief Financial Officer           May 17, 2004
---------------------------
Andrew J. Schenker