Form 10QSB
period 2004-06-30
GENIO GROUP INC
filed 2004-08-20
CIK 1100779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

     [ ] Transition Report under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to _________________.

                         Commission file number 0-27587

                                GENIO GROUP, INC.
        (Exact name of small business issuer as specified in its charter)
--------------------------------------------------------------------------------
           Delaware                                     22-3360133
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization                       Identification No.)
--------------------------------------------------------------------------------

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of August 10, 2004 we had 26,258,918 shares of common stock, par value $0.0001 per share issued and outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)




                                                                        June 30,
                                                                          2004
                                                                     ------------
                                          ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                          $    229,383
  Accounts receivable, net                                              2,310,917
  Inventories                                                           1,234,036
  Prepaid expenses and other current assets                               376,392
                                                                     ------------
          Total current assets                                          4,150,728

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation of $11,914                               18,835
INTANGIBLE ASSETS - at cost,
    less accumulated amortization of $31,700                              225,791
                                                                     ------------

                                                                     $  4,395,354
                                                                     ============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expense
  Line of credit payable                                             $  1,708,435
  Due to officer                                                          578,571
  Deferred revenue                                                         35,000
          Total current liabilities                                       683,729
                                                                     ------------
                                                                        3,005,735

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock - par value $.0001, per share; authorized,
     200,000,000 shares; 26,258,918 shares issued and outstanding           2,625
  Additional paid in capital                                           12,164,985
  Accumulated deficit                                                  (8,783,274)
  Unearned consulting and compensation                                 (1,994,717)
                                                                     ------------
                                                                        1,389,619
                                                                     ------------
                                                                     $  4,395,354
                                                                     ============

The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended     Nine Months Ended
                                               June 30, 2004          June 30, 2004
                                               ------------           ------------
Net sales                                      $  1,484,559           $  3,862,698
Cost of sales                                       564,255              1,329,158
                                               ------------           ------------
          Gross profits                             920,304              2,533,540

Selling expenses                                    670,301              1,929,050
General and administrative expenses                 638,712              1,818,215
Equity based compensation                           249,528              1,780,008
Depreciation and amortization                        33,520                 36,114
                                               ------------           ------------
          Loss from operations                     (671,757)            (3,029,847)

Other income and (expense)
    Penalty                                         (92,250)              (220,965)
    Interest                                        (18,942)               (18,942)
    Miscellaneous                                    (2,127)               (19,358)
                                               ------------           ------------
Loss before provision for income taxes             (785,076)            (3,289,112)
Provision for income taxes                                0                      0
                                               ------------           ------------
NET LOSS                                          ($785,076)           ($3,289,112)
                                               ============           ============

Basic and diluted earnings (loss) per share          ($0.03)                ($0.13)
                                               ============           ============

Weighted-average shares outstanding-
    basic and diluted                            26,239,140             26,078,219
                                               ============           ============


The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Nine Months Ended
                                                       June 30, 2004
                                                       -----------
Cash flows from operating activities
  Net loss                                             ($3,289,112)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                           36,114
    Equity based compensation                            1,780,008

    Changes in assets and liabilities
      Accounts receivable                               (1,270,249)
      Inventories                                         (136,634)
      Prepaid expenses and other current assets           (180,011)
      Accounts payable and accrued expense               1,033,723
      Deferred revenue                                     250,362
                                                       -----------
          Net cash used in operating activities         (1,775,799)
                                                       -----------

Cash flows from investing activities
    Purchase of furniture and equipment                    (19,031)
                                                       -----------
          Net cash used in investing activities            (19,031)
                                                       -----------
Cash flows from financing activities
    Common stock issued, net                               941,500
    Deferred financing costs                               (45,000)
    Line of Credit payable                                 578,571
    Loan from officer                                       35,000
                                                       -----------
          Net cash provided by financing activities      1,510,071
                                                       -----------

          NET INCREASE (DECREASE) IN CASH                 (284,759)
Cash at beginning of period                                514,142
                                                       -----------
Cash at end of period                                  $   229,383
                                                       ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                       $    18,942
                                                       -----------

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 1.  Basis Of Presentation

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month periods ended June 30, 2004 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2003.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three and nine month periods ending June 30, 2004. Genio had no operations in June 2003 therefore there is no comparative data. The operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

         Allowance for Doubtful Accounts

         Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of economic risks, as well as the aging of the accounts receivable.

         Inventories

         The Company's inventory primarily consists of finished goods. Inventories are stated at lower of cost or market. Cost is determined on a first-in, first-out basis.

         Property And Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives used in computing depreciation range from three to five years for equipment and furniture and the remaining lease period for leasehold improvements. In accordance with SFAS #144, the Company periodically evaluates the carrying value of its property, plant and equipment for circumstances which may indicate impairment. Maintenance and repairs are expensed when incurred.

         Revenue Recognition

         Revenue related to sales of the Company's products is generally recognized when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made with return privilege are accounted for pursuant to SFAS #48 "Revenue Recognition When Right of Return Exists". Approximately $547,000 has been recorded as deferred revenues where the right of return exists for two customers.

         Use Of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principal requires management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. These estimates primarily relate to the sales recognition, allowance for doubtful accounts, inventory obsolescence and asset valuations. Actual results could differ from these estimates.

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

         Concentration Of Credit Risk

         Periodically, the Company holds cash in the bank in excess of $100,000, which exceeds the FDIC insurance limits and is therefore uninsured. At June 30, 2004, three major customers' outstanding receivable balances amounted to $1,785,280 or 70% of the outstanding accounts receivable balance. Of the three, two or $1,020,486 represented 26% of net year to date sales.

         Stock Based Compensation

         The Company accounts for stock-based compensation based on intrinsic value of stock options granted in accordance with the provisions APB 25 "Accounting for Stock Issued to Employees" and SFAS 123 "Accounting for Stock-Based Compensation" and SFAS #148.

         In determining the pro forma amounts under SFAS 123 and SFAS 148, the fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield in any year; risk free interest rate of 4.0%, estimated volatility of 76% and expected life of 2-3 years.

         The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                             For the          For the
                                                           Three months     Nine months
                                                               ended           ended
                                                           June 30, 2004   June 30, 2004
                                                            -----------     -----------
Net loss available to common shareholder, as reported       $  (785,076)    $(3,289,112)

Add: Stock-based employee compensation expense included
in reported net loss, net of related tax effects                249,528)      1,780,008

Deduct: Total stock-based employee compensation
expense determined under fair value based method for all
awards, net of related tax effects                             (249,528)     (1,780,008)
                                                            -----------     -----------

Pro-forma net loss available to common shareholder          $  (785,076)    $(3,289,112
                                                            ===========     ===========

Earnings per share: -- Basic - as reported                        $(.03)         $(0.13)
                                                            ===========     ===========

Basic - pro-forma                                                 $(.03)         $(0.13)
                                                            ===========     ===========


         The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 and EITF 96-18. There is no comparison to prior periods since this is the first year of operations.

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

Note 3 - Financing & Capital Stock

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

         In November 2003, the Company, based upon review of financial statements and other information, entered into a rescission agreement with certain individuals who had sold their membership and or stock interests in certain companies to Tele-V prior to the TV Acquisition. In connection with this rescission agreement, the applicable purchase agreements for acquisition of membership interests and capital stock were transferred back to the original owners and three hundred fifty eight thousand (358,000) shares of restricted Company common stock were returned to the Company for cancellation and forfeiture. Further, a loan of $75,000 from the Company to one of the company's which was originally part of the acquisition was forgiven. In conjunction with this transaction, the Company mutually terminated an employment contract by paying severance of $30,000 and by allowing the terminated employee to retain two hundred thousand (200,000) options to acquire Company common stock. Further, the terminated employee will be entitled to delivery of 71,000 shares of restricted common stock of the Company that the terminated employee would have received had he remained employed by the Company through January 17, 2004.

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

         On May 4, 2004, we entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. The agreement was amended on July 8, 2004. Pursuant to the loan agreement, IIG granted us a credit line of up to $3,000,000 based on our receivables. The amount outstanding from time to time under the loan agreement shall not exceed 75% of the net face amount of certain eligible receivables, plus 30% of the face amount of certain qualified delinquent receivables, minus reserves as set forth in the loan agreement. As of June 30, 2004, the maximum availability under the loan agreement was $649,338 of which $565,831 has been drawn down by us. In connection with the loan agreement we granted a five year warrant to purchase 250,000 shares of our common stock at an exercise price of $1.0625 per share, the warrant has been valued at $212,491 and is being amortized over one year. The warrant contains certain anti-dilution provisions, certain provisions requiring the consent of the holder in specific circumstances and piggyback registration rights. The line of credit bears interest at the greater of prime plus 4.25% or 8.75% per annum. Prime rate at June 30, 2004 was 4.25%. The line requires certain collateral management and account management and interest to be paid in an amount not less than $20,000 per month. In addition there is an unused line of credit fee of 1% per annum.

         Our prior periodic filings with the Securities and Exchange Commission indicted that the Company has authorized preferred stock. Upon further investigation we have determined that we do not have shares of preferred stock authorized pursuant to our Articles of Incorporation and hence that line has been removed from the balance sheet.

Note 4 - Stock Options and Warrants

         A. Warrants

         Warrant activity for each of the period ended June 30, 2004 is summarized as follows:

                                                                 Weighted
                                                                  Average
                                                Warrants       Exercise Price
                                                ---------         --------
      Outstanding at September 30, 2003         3,000,000         $   1.50
      Issued                                    1,284,285             1.85
      Expired or cancelled
                                                ---------         --------
      Outstanding at June 30, 2004              4,284,285         $   1.61
                                                =========         ========

         The following table summarizes information about warrants outstanding and exercisable at June 30, 2004:

                                                                 Outstanding
                                           --------------------------------------------------------
                                                                  Weighted-               Weighted-
                                                                    Average                average
                                                                   Remaining               exercise
                                             Shares              life in years              price
                                           ---------               ---------              ---------
    Range of exercise prices
           $1.06                             250,000                  4.83                   $1.06
           $1.30                             320,000                  2.00                    1.30
           $1.50                           3,000,000                  1.00                    1.50
           $2.10                             476,190                  1.00                    2.10
           $2.92                             238,095                  4.50                    2.92
                                           ---------               ---------               ---------
                                           4,284,285                  1.48                   $1.61
                                           =========               =========               =========

         All of the above warrants are exercisable.

         B. Stock Option Plans

         The Company accounts for its stock option issued under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized, provided such stock options were issued at market price. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation' for disclosure purposes; accordingly, no compensation expense is recognized in the results of operations for options granted at fair market value as required by APB Opinion No. 25.

         Stock option activity for the period ended June 30, 2004 for both qualified and unqualified options is summarized as follows:

                                                                              Weighted
                                                                          Average Exercise
                                                      Shares                    Price
                                            ------------------------  ------------------------
   Outstanding at June 30, 2004                     1,696,000                   $1.50
   Outstanding at September 30, 2003                1,350,000                   $2.74
          Granted                                          --                   --
          Exercised                                        --                   --
          Expired or cancelled
                                            ------------------------  ------------------------
   Outstanding at June 30, 2004                     3,046,000                   $2.05
                                            ========================  ========================

         Information, at date of issuance, regarding stock option grants during the period ended June 30, 2004:

                                                                                       Weighted-
                                                                                        Average
                                                                                ------------------------
                                                                              Exercise              Fair
                                                         Shares                 Price              Value
                                                        ---------               -----              -----
   Period ended June 30, 2004                           3,046,000               $2.05              $2.35
   Exercise price is less than market price

         The following table summarizes information about warrants and options outstanding and exercisable at June 30, 2004:

                                                              Outstanding and exercisable
                                              ------------------------------------------------------------
                                                                Weighted-       Weighted-
                                                                 average         Average
                                                Number       remaining life     Exercise          Number
                                              Outstanding       in years          Price        Exercisable
                                              -----------    --------------     ---------      -----------
  Range of exercise prices:
       $.01 to $1.00                            200,000            1.09            $0.87          200,000
       $1.01 to $1.99                         4,691,000            1.37             1.46        4,491,000
       $2.00 - $3.00                          2,439,285            2.18             2.52        1,410,118
                                              ---------                                         ---------
                                              7,330,285                                         6,101,118
                                              =========                                         =========


         For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the period ended June 30, 2004 annual dividends of $0.00, expected volatility of 76% for the Company's options, risk-free interest rate of 4.3%. If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share would not change for the nine months ended June 30, 2004:

      Net loss
          As reported              $  (3,289,112)
          Pro-forma                   (3,289,112)
      Net loss per common share
          As reported              $       (0.13)
          Pro-forma                        (0.13)

         The compensation expense attributed to the issuance of the stock options will be recognized as they are earned. These stock options are exercisable for three years from the grant.

Note 5 - Commitments and Contingencies

         Royalty Agreements

         On March 27, 2003 the Company entered into a license agreement with Marvel Enterprises, Inc. and Marvel Characters, Inc. for the use of Marvel characters. Subsequent to this agreement on September 25, 2003, the Company entered in an amendment to the above agreement changing the royalty percentage to 12% of net business to business sales and 7% on direct to consumer sales. For the three-month period ending June 30, 2004 royalty expense paid to Marvel was $0 and for the nine-month period ended June 30, 2004 royalty expense paid to Marvel was $251,843.

         In addition, the Company has a license from Spin Master, Ltd. for the United States and Moose Enterprises Pty, Ltd a worldwide license excluding the United States for the use of the artwork and logos associated with the products known as Mighty Beanz. For the three-month period ending June 30, 2004 royalty expense accrued to Spin Master was $194,000.

         Consulting Agreements

        The Company has entered into a part-time sales consulting agreement terminating on June 30, 2005 pursuant to which a consultant is entitled to receive 1/2 of 1% commission on the sale of Genio products. The consultant has been prepaid an amount of $22,500 (non-recoverable) against such royalties.

         On June 18, 2003, the Company entered into a revenue sharing agreement with GilGlobal Inc. pursuant to which GilGlobal provided the Company with $250,000 as interim funding for prototype materials and art works necessary for printing products in connection with scripts, albums and cards under the Marvel license. In exchange for the funding, the Company agreed to pay GilGlobal 5% of the first five million dollars of our net revenue and an additional 3% from all our revenues above five million dollars. The term of the revenue share agreement is until June 17, 2013. For the three-month period ending June 30, 2004 payments to GilGlobal were $0 and for the nine-month period ended June 30, 2004 payments to GilGlobal were $106,766.

         Employment Agreements

         The Company has employment agreements with four of its executive officers; the future minimum payments under these contracts are as follows; fiscal September 30, 2004 - $526,244, fiscal 2005 - $494,995, fiscal 2006 -
$303,750 and fiscal 2007 - $16,250.

Note 6 - Subsequent Events

         On July 15, 2004, we issued a convertible debenture to Crestview Master, LLC. ("Crestview") in the principal amount of $1,500,000 pursuant to a private placement transaction with Crestview. The convertible debenture matures on July 14, 2005 and bears interest at the rate of eight percent (8%) per annum. Interest is payable quarterly at our option in cash or shares of our common stock. The note is convertible into shares of our common stock at a fixed conversion price of $0.50 per share. In connection with the issuance of the debenture, we entered into a registration rights agreement with Crestview, the terms of which require that we file a registration statement with the Commission covering the shares of common stock underlying the debenture.

         The Company may, at its sole option, require the conversion of the debentures if, after the 180th day anniversary of the date on which this registration statement is declared effective by the Commission (A) the volume weighted average price for each of any 20 consecutive Trading Days, which 20 consecutive Trading Day period shall have commenced only after the Effective Date, exceeds $2.00, adjusted for any stock splits, reverse splits and the like occurring after the original issue date of the debenture, or (B) at any time, the Company completes a public offering of its common stock with (1) aggregate proceeds equal to or greater than $20,000,000 and (2) a price per share of its common stock equal to or greater than $2.00, adjusted for any stock splits, reverse splits and the like occurring after the original issue date of the debenture.

         The terms of the convertible note prohibit conversion of the note to the extent that conversion of the note would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock. A holder may waive the 9.99% limitation upon 61 days' prior written notice to us.

         In connection with the foregoing, we issued warrants to Crestview Master, LLC to purchase up to 2,400,000 shares of our common stock pursuant to a private placement transaction with Crestview. Crestview may exercise the warrant through July 14, 2009. The exercise prices under the warrant are $0.80 per share with respect to 900,000 shares and $1.00 per share with respect to 900,000 shares acquired upon exercise of the warrant. The terms of the warrant prohibit exercise of the warrant to the extent that exercise of the warrant would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock. A holder may waive the 9.99% limitation upon 61 days' prior written notice to us.

         On July 22, 2004 we entered into an agreement Ocean Drive Capital pursuant to which Ocean Drive Capital invested in us $100,000 on terms that are substantially identical to those of the Crestview investment. We granted Ocean Drive Capital a warrant to purchase up to 60,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 60,000 shares of common stock at an exercise price of $1.00 per share.

         On July 30, 2004 we entered into an agreement with Turquoise Partners, LLC pursuant to which Turquoise invested in us $150,000 on terms that are substantially identical to those of the Crestview investment. We granted Turquoise a warrant to purchase up to 90,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 90,000 shares of common stock at an exercise price of $1.00 per share.

         On July 9, 2004, we entered into a Settlement Agreement with certain of our shareholders pursuant to which we issued to the shareholders 600,001 shares of our common stock in exchange for a release in connection with certain claims arising from our failure to timely register the shares owned by such shareholders.

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

Results Of Operations

         Overview

         We are a developer and marketer of entertainment and leisure products. We hold a worldwide license from Marvel Enterprises, Inc. and Marvel Characters, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(R), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). In February 2004 we entered into a license agreement with Spin Master, Ltd., a leading Canadian developer and North American distributor of Mighty Beanz(TM), for the use of Mighty Beanz characters in a new Genio Cards(TM) series that we launched in April 2004. Mighty Beanz are one of the most popular current children's collectables in North America. The license agreement provides us with access to hundreds of Mighty Beanz characters for use in a collectible card series aimed at children ages 7 through 13 in North America. The initial launch of the Mighty Beanz series of Genio Cards consisted of two 40-card Starter Decks, each of which includes one free Mighty Beanz toy and a 9-card booster pack. The first card series features a total of 90 different cards. In March 2004 we entered into a licensing agreement with Moose Enterprises Pty Ltd for the distribution of Mighty Beanz(TM) in the rest of the world outside North America. On May 27, 2004 we entered into a Marketing Agreement pursuant to which we will have the sole rights to distribute the Gupi products in the United States and Canada. We anticipate to start marketing and distributing the Gupis in the fall of 2004.

         On July 21, 2003, we acquired Genio Inc. (formerly Tele-V, Inc.) and its subsidiaries through the issuance of an aggregate of 15,484,448 shares of common stock, reflecting 65% of the 23,822,228 shares of our common stock of outstanding after the closing. We have accounted for this transaction as a reverse acquisition. Our capital structure has been recapitalized to account for the equity structure subsequent to the acquisition as if Genio Inc. (our subsidiary) had been the issuer of the common stock for all periods presented. The financial statements presented primarily represent the operations of Genio Inc. (formerly Tele-V, Inc.) from its inception date, May 14, 2003 to September 30, 2003 and from October 1, 2003 to March 31, 2004.

         Our subsidiaries are Genio, Inc. (formerly Tele-V, Inc.), Genio Cards, LLC, Tele-V, LLC and Tele-V Media, LLC. Tele-V, LLC was initially formed as a distribution company for a physical fitness and vitamin line. This business was discontinued and no further business was transacted in this company. Tele-V Media, LLC was initially formed for certain media-related business. This company has never conducted any business operations.

         Prior to March 31, 2004, most of our sales were generated solely from our Genio Cards(TM) series. Since April 2004 the sales of our Genio Cards(TM) series have declined significantly and a majority of our sales consisted of our Mighty Beanz cards.

         During the three-month period ended June 30, 2004, the Company had gross shipments of products of $2,231,411, net of reserves and deferred revenue, of which we reported $1,484,559 of revenue, a 25% increase over the reported revenue for the three-month period ended March 31, 2004.

         Results of Operations For The Three Months Ended June 30, 2004

         Sales. Sales for the three months ended June 30, 2004 were $1,484,559, consisting primarily of Mighty Beanz card products.

         Cost of Sales. Costs of sales for the three months ended June 30, 2004 were $564,225 consists of those expenses directly related to the production and distribution of cards and associated costs including direct card production costs.

         Gross Profit. The gross profit for the three months ended June 30, 2004 was $920,304, or 61.9 %.

         Selling Expenses. Selling expenses were $670,301, or 45% of sales, for the three months ended June 30, 2004 consisting of shipping expenses, royalties, advertising, marketing and publicity. Advertising expenses (which encompass media spending and consumer promotions costs) included in selling, general and administrative expenses amounted to approximately $195,463 for the three month period ended June 30, 2004.

         General and Administrative Expenses. General and administrative expenses were $638,712, or 43 % of sales, for the three months ended June 30, 2004. General and administrative expenses consists of payroll and payroll taxes, professional fees office supplies, printing, and travel.

         Equity Based Compensation. Equity based compensation was $249,528 for the three months ended June 30, 2004 consisting of costs for the issuance of stock for consultants who were paid for their services in our common stock. We will continue to issue stock options to attract and retain employees in the future. We may also pay certain consultants or other vendors by issuing shares of common stock in lieu of cash payments.

         Depreciation and Amortization. For the three month period ending June 30, 2004 depreciation expense recognized was $9,320 and amortization expense was $24,200.

         Other Income and (expense). The three month period ending June 30, 2004 included accrued penalties to certain of our shareholders of $92,250 associated with penalties resulting from our failure to timely file a registration statement registering such shareholders' shares. We also incurred interest expense of $18,942 in connection with our line of credit and miscellaneous expenses of $2,127 constituting late payments to vendors.

         Net Loss. Overall we reported a net loss of ($785,076), or ($0.03) per share, for the three months ended June 30, 2004.

         Results Of Operations For The Nine Months Ended June 30, 2004

         Sales. Sales for the nine months ended June 30, 2004 were $3,862,698, consisting primarily of card products.

         Cost of Sales. Costs of sales for the nine months ended June 30, 2004 were $1,329,158 consists of those expenses directly related to the production and distribution of cards and associated costs including direct card production costs.

         Gross Profit. The gross profit for the nine months ended June 30, 2004 was $2,533,540, or 65.6 %.

         Selling Expenses. Selling expenses were $1,929,050, or 49.9% of sales, for the nine months ended June 30, 2004 consisting of shipping expenses, royalties, advertising, marketing and publicity. We incurred selling expenses to promote and launch Genio Cards.
         General and Administrative Expenses. General and administrative expenses were $1,818,215, or 47% of sales, for the nine months ended June 30, 2004. General and administrative expenses consists of payroll and payroll taxes, professional fees office supplies, printing, and travel.

         Equity Based Compensation. Equity based compensation was $1,780,008 for the nine months ended June 30, 2004 consisting of costs for the issuance of stock for consultants who were paid for their services in our common stock and employee stock options . We will continue to issue stock options to attract and retain employees in the future. We may also pay certain consultants or other vendors by issuing shares of common stock in lieu of cash payments.

         Depreciation and Amortization. For the nine month period ending June 30, 2004, depreciation expense recognized was $11,914 and amortization expense was $24,200.

         Other Income. The nine month period ending June 30, 2004, included accrued penalties to certain of our shareholders of $220,965 associated with penalties resulting from our failure to timely file a registration statement registering such shareholders' shares. We also incurred interest expense of $18,942 in connection with our line of credit and miscellaneous expenses of $19,358 constituting late fee payments to trade vendors.

         Net Loss. Overall we reported a net loss of ($3,289,112), or ($0.13) per share, for the nine months ended June 30, 2004.

Liquidity and Capital Resources

         As of June 30, 2004, we had $229,383 in cash and cash equivalents. Our principal liabilities are $1,708,435 in accounts payable and accrued expenses. We do not have any material commitments for capital expenditures nor do we anticipate any. We anticipate using our cash resources for manufacturing, marketing and advertising expenses of Genio Cards(TM) or Mighty Beanz(TM). To date, as a result of losses from operations, our cash requirements have historically been financed primarily through the sale of common stock.

         On May 4, 2004 we entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted us a credit line of up to $3,000,000 based on our receivables. The amount outstanding from time to time under the loan agreement shall not exceed 75% of the net face amount of certain eligible receivables, plus 30% of the face amount of certain qualified delinquent receivables, minus reserves as set forth in the loan agreement. As of June 30, 2004, the maximum availability under the loan agreement was $649,338 of which $565,831 has been drawn down by us. In connection with the loan agreement we granted IIG a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.0625 per share.

         Net cash used in operations for the nine-month period ended June 30, 2004 was ($1,775,799) consisting of a net loss of ($3,289,112) offset in part by non-cash common stock and common stock options issued for services of $1,780,008. We also used cash for working capital increase of $1,033,723 in accounts receivable, increase of $1,145,706 in accounts payable, increase in inventory of $136,634 and increase in deferred revenue of $250,362.

         Net cash used in investing activities for the nine months ended June 30, 2004 was $19,031 for the purchase of equipment.

         Commitments

         We do not have any material commitments which are required to be disclosed in tabular form as of June 30, 2004.

         Off-Balance Sheet Financing

         The Company has no off-balance sheet financing arrangements within the meaning of Item 303(c) of Regulation S-B.

         Subsequent Events

         On July 13, 2004 we entered into an agreement with Crestview Master, LLC, pursuant to which Crestview invested in us $1,500,000 in the form of a convertible debenture. The debenture is convertible into shares of common stock at a conversion price of $0.50 per share, subject to certain adjustments and anti-dilution provisions. In addition, we granted Crestview a warrant to purchase up to 900,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 900,000 shares of common stock at an exercise price of $1.00 per share. There convertible debentures include various default provisions and certain anti-dilution provisions. We anticipate amending our certificate of incorporation in the next year to provide for the issuance of preferred stock and upon the effectiveness of such amendment to convert the debenture into new shares of our preferred stock.

         On July 22, 2004 we entered into an agreement with Ocean Drive Capital pursuant to which Ocean Drive Capital invested in us $100,000 on terms that are substantially identical to those of the Crestview investment. We granted Ocean Drive Capital a warrant to purchase up to 60,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 60,000 shares of common stock at an exercise price of $1.00 per share.

         On July 30, 2004 we entered into an agreement with Turquoise Partners, LLC pursuant to which Turquoise invested in us $150,000 on terms that are substantially identical to those of the Crestview investment. We granted Turquoise a warrant to purchase up to 90,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 90,000 shares of common stock at an exercise price of $1.00 per share.

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

                           PART II-- OTHER INFORMATION

Item 5. Other Information.

         IIG Financing

         On May 4, 2004 we entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted us a credit line of up to $3,000,000 based on our receivables. The amount outstanding from time to time under the loan agreement shall not exceed 75% of the net face amount of certain eligible receivables, plus 30% of the face amount of certain qualified delinquent receivables, minus reserves as set forth in the loan agreement. As of June 30, 2004, the maximum availability under the loan agreement was $649,338 of which $565,831 has been drawn down by us. In connection with the loan agreement we granted IIG a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.0625 per share.

         Gupi Agreement

         On May 27, 2004 we signed an exclusive agreement to market, promote, distribute and sell Gupi products in the United States and Canada. Gupi is a high-tech, electronic guinea pig that looks, feels and acts like a real guinea pig. As part of the agreement, we were granted the right of first refusal to secure distribution rights in additional countries throughout the world. We expect to begin shipping products in Fall 2004.

         Funskool Distribution Agreement

         On July 15, 2004, the Company entered into an exclusive distribution agreement with Funskool Company Ltd., a joint venture between Hasbro Inc. and Madras Rubber Factory, whereby Funskool has been granted exclusive rights to manufacture and distribute Genio's original Genio Card(TM) collection and accessories in the South Asian territories of India, Pakistan, Sri Lanka and Bangladesh. Pursuant to the agreement which has an initial term of one year, Funskool will produce English language Genio Card products based on artwork supplied by Genio, and Genio will earn a royalty based on Funskool's net sales.

         Investment by Crestview Master, LLC

         On July 15, 2004, we issued a convertible debenture to Crestview Master, LLC. in the principal amount of $1,500,000 pursuant to a private placement transaction with Crestview. The convertible debenture matures on July 14, 2005 and bears interest at the rate of eight percent (8%) per annum. Interest is payable quarterly at our option in cash or shares of our common stock. The note is convertible into shares of our common stock at a fixed conversion price of $0.50 per share. In connection with the issuance of the debenture, we entered into a registration rights agreement with Crestview, the terms of which require that we file a registration statement with the Commission covering the shares of common stock underlying the debenture.

         The Company may, at its sole option, require the conversion of the debentures if, after the 180th day anniversary of the date on which this registration statement is declared effective by the Commission (A) the volume weighted average price for each of any 20 consecutive Trading Days, which 20 consecutive Trading Day period shall have commenced only after the Effective Date, exceeds $2.00, adjusted for any stock splits, reverse splits and the like occurring after the original issue date of the debenture, or (B) at any time, the Company completes a public offering of its common stock with (1) aggregate proceeds equal to or greater than $20,000,000 and (2) a price per share of its common stock equal to or greater than $2.00, adjusted for any stock splits, reverse splits and the like occurring after the original issue date of the debenture.

         The terms of the convertible note prohibit conversion of the note to the extent that conversion of the note would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock. A holder may waive the 9.99% limitation upon 61 days' prior written notice to us.

         In connection with the foregoing, we issued warrants to Crestview Master, LLC to purchase up to 2,400,000 shares of our common stock pursuant to a private placement transaction with Crestview. Crestview may exercise the warrant through July 14, 2009. The exercise prices under the warrant are $0.80 per share with respect to 900,000 shares and $1.00 per share with respect to 900,000 shares acquired upon exercise of the warrant. The terms of the warrant prohibit exercise of the warrant to the extent that exercise of the warrant would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock. A holder may waive the 9.99% limitation upon 61 days' prior written notice to us.

         Investment by Ocean Drive Capital, LLC

         On July 22, 2004 we entered into an agreement with Ocean Drive Capital, LLC pursuant to which Ocean Drive Capital invested in us $100,000 on terms that are substantially identical to those of the Crestview investment. We granted Ocean Drive Capital a warrant to purchase up to 60,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 60,000 shares of common stock at an exercise price of $1.00 per share.

         Investment by Turquoise Partners, LLC

         On July 30, 2004 we entered into an agreement with Turquoise Partners, LLC pursuant to which Turquoise invested in us $150,000 on terms that are substantially identical to those of the Crestview investment. We granted Turquoise a warrant to purchase up to 90,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 90,000 shares of common stock at an exercise price of $1.00 per share.

On July 9, 2004, we entered into a Settlement Agreement with certain of our shareholders pursuant to which we issued to the shareholders 600,001 shares of our common stock in exchange for a release in connection with certain claims arising from our failure to timely register the shares owned by such shareholders. Item 6. Exhibits and Reports on Form 8-K.

                                    Exhibits

 (a) Exhibits:

31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1     Certification of Chief Executive Officer of pursuant to 18 U.S.C. -
         Section 1350.

32.2     Certification of Chief Financial Officer of pursuant to 18 U.S.C. -
         Section 1350.

 (b) Reports on Form 8-K:

         (1) Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2004.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature                             Title                       Date

    /s/ Shai Bar-Lavi            Chairman of the Board and       August 19, 2004
    ---------------------        Chief Executive Officer
    Shai Bar-Lavi

    /s/ Andrew J. Schenker       Chief Financial Officer         August 19, 2004
    ---------------------
    Andrew J. Schenker