Form 10KSB/A
period 2003-09-30
GENIO GROUP INC
filed 2004-09-09
CIK 1100779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of class)

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

As of December 22, 2003, there were 26,238,918 shares of the registrant's common stock, $.0001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                   Form 10-KSB Reference
--------                                                   ---------------------

None

Transitional Small Business Disclosure Format (Check one):   Yes |_| No |X|


EXPLANATORY NOTE

Genio Group, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission on January 13, 2004 (the "Original Filing"). The purpose of this Amendment No. 1 is to (i) make certain amendments to Items 4, 5 and 6 of the Original Filing, (ii) amend in their entirety Items 9, 10, 11, 12 and 13 of the Original Filing and
(iii) make certain clarifications to the information presented in Notes to Financial Statements in the Original Filing. In addition, this Amendment No. 1 deletes references to authorized shares of preferred stock in our financial statements. Although our balance sheet and statement of changes in stockholders equity indicated that the Company has authorized preferred stock, upon further investigation we have determined that we do not have shares of preferred stock authorized pursuant to our Articles of Incorportion. Therefore, such references have been removed from the financial statements. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Description of Business ...........................................  2
Item 2.  Description of Property............................................  6
Item 3.  Legal Proceedings..................................................  6
Item 4.  Submission of Matters to a Vote of Security Holders................  6

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........  7
Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  9
Item 7.  Financial Statements............................................... 18
Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................. 19
Item 8A. Controls and Procedures............................................ 19

                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(A) of the Exchange Act................ 20
Item 10. Executive Compensation............................................. 22
Item 11. Security Ownership of Certain Beneficial Owners.................... 25
Item 12. Certain Relationships and Related Transactions..................... 26
Item 13. Exhibits and Reports on Form 8-K................................... 26
Item 14. Principal Accountants Fees and Services............................ 30

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our," "Genio" and "our company" refer to Genio Group, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our direct and indirect wholly-owned subsidiaries, Genio Inc. (formerly Tele-V, Inc.), Genio Cards LLC, Tele-V Media, LLC and Tele-V, LLC.

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

                                     PART I


Item 1.   Description of Business
          -----------------------

Certain of the characters and properties referred to in this report are subject to copyright and/or trademark protection.

General
-------

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

History
-------

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

Name                                                 Date of Change
----                                                 --------------
Hy-Poll Technology, Inc.                             May 1983
Universal Turf, Inc.                                 September 22, 1995
Universal Media Holdings, Inc.                       November 10, 1999
National Management Consulting, Inc.                 October 22, 2002

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

Description of Genio Cards(TM) Products
---------------------------------------

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

Licensing
---------

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

Customers
---------

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

Sales and Marketing
-------------------

Genio's products are marketed domestically through the Company's own sales force. Sales are made directly to major retailers or their independent distributors responsible for managing the store display area related to trading cards.

                                    Domestic
                                    --------

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

                                  International
                                  -------------

We entered into a distribution and marketing agreement with Tomy UK Limited, a division of Tomy, Japan, one of the world's largest toy companies. The agreement provides for distribution of our products in the United Kingdom, British Islands and Southern Ireland. We are currently seeking additional outlets for our product internationally.

Intellectual Property
---------------------

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

Governmental Regulation
-----------------------

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

Manufacturing
-------------

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

Competition
-----------

We compete for sales as well as counter and shelf space with large corporation in the publishing, toy and other industries such as Fleer, Upper Deck, Topps, 4 Kids Entertainment and Hasbro (Wizards of the Coast). These corporations and almost all of our competition have substantially greater resources than we do. We believe that the industry in which we operate is highly competitive.

Employees
---------

We employed 11 people as of September 30, 2003. None of our employees are represented by a union and we believe our relationship with our employees is good.

Item 2.   Description of Property
          -----------------------

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

Item 3.   Legal Proceedings
          -----------------

We are not a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

On July 9, 2003 the holders of 5,565,445 of 8,337,780 shares of our common stock signed written consents approving an amendment to our certificate of incorporation to change the name to "Genio Group, Inc." There were no adverse votes or abstentions.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
          --------------------------------------------------------

Our common shares are listed on the Over-the-Counter Bulletin Board or OTC BB and trade under the symbol "GNOI." On December 22, 2003, the last reported sale prices of our common shares were $1.65 per share.

The following table sets forth, on a per share basis, the range of high and low bid information for the common stock on the OTC Bulletin Board:

                                                          HIGH              LOW
                                                         ------           ------
Year ended September 30, 2002
-----------------------------
  First Quarter                                          $0.055           $0.006
  Second Quarter                                           0.03            0.007
  Third Quarter                                            0.75            0.006
  Fourth Quarter                                           0.18            0.005


Year ended September 30, 2003
-----------------------------
  First Quarter                                          $ 0.23           $0.004
  Second Quarter                                           0.85            0.130
  Third Quarter                                            1.99            0.250
  Fourth Quarter                                           7.70            1.860

The quotations reflect interdealer prices without retail markup, markdown, or a commission, and may not necessarily represent actual transactions.

As of December 22, 2003, there were 26,238,918 shares issued and outstanding and 882 registered holders of our common shares.

Dividends
---------

Genio has not paid any dividends on its common stock since inception. Genio does not anticipate declaration or payment of any dividends at any time in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

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

We completed a private placement of 3,000,000 shares of our common stock and 3,000,000 warrants on July 23, 2003. Each warrant allows the holder to acquire an additional share of our common stock for $1.50 until July 23, 2005. A total of 19 investors purchased 2,000,000 of the shares and 2,000,000 of the warrants directly from us and six investors purchased 1,000,000 shares and 500,000 warrants from us through Vfinance Investments, Inc., a registered broker-dealer, who acted as our placement agent. The placement agent received a commission of $80,000 and 500,000 warrants, which are identical to the warrants issued to the investors, as a placement fee. The offering was made without any general solicitation and each investor represented in the securities purchase agreement that they were "accredited" investors as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us with the offering and we filed a Form D with the SEC and in the states where the investors reside where such filing is required under state law. The offering is claimed to be exempt under Rule 506 of Regulation D, Section 4(2) and Section 4(6) of the Securities Act of 1933.

From July 17, 2003 to August 15, 2003 we issued 1,696,000 common stock options to two of our employees and consultants. The options have exercise prices from $1.50 to $2.00 per share and a weighted average exercise price of $1.83. These option were granted as compensation without any payment due until exercise. None of the options have been exercised. The issuance of these options is claimed to be exempt under Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.

Equity based compensation of $2,091,505 was recorded for the period ended September 30, 2003 for the above mentioned options. Of the $2,091,505, $432,093 were expenses related to employee stock options using the intrinsic method under APB 25. We will continue to issue stock options to attract and retain employees in the future. The remaining $1,659,412 of that amount was for expenses recognized for stock options issued to non-employees for consulting services in lieu of cash payments using the Black-Scholes calculation. We account for non-employee stock based compensation in accordance with SFAS 123 "Accounting for Stock-Based Compensation" and EITF 96-18.

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

We completed a private placement of 476,190 shares of our common stock on December 8, 2003 and received proceeds of $1,000,000. The investors also were issued 238,095 Class A warrants and 476,190 B warrants. The Class A warrants allow the investors to acquire an additional 238,095 shares of our common stock for $2.92 per share for a period of five years. The Class B warrants allow the investors to acquire an additional 476,190 shares of our common stock for $2.10 per share during the period commencing December 8, 2003 and ending the earlier of January 8, 2005 or 30 trading days after the effective date of the registration statement covering our shares of common stock issued to the investors in the placement. The offering was made without any general solicitation and purchased by six investors, each of whom represented in the securities purchase agreement that they were "accredited" investors as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us with the offering and we filed a Form D with the SEC and in the states where the investors reside where such filing is required under state law. The offering is claimed to be exempt under Rule 506 of Regulation D, Section 4(2) and Section 4(6) of the Securities Act of 1933.

Stock Option Plans
------------------

Information Concerning the Plan and Other Company Equity Compensation Plans
---------------------------------------------------------------------------

The following table sets forth information concerning the number of shares of our common stock which may be issued under all of our equity compensation plans existing on September 30, 2003:


                                         Equity Compensation Plan Information
---------------------------------------------------------------------------------------------------------------------
                                        (a)                         (b)                             (c)
---------------------------------------------------------------------------------------------------------------------
                                                                                         Number of securities
                                                              Weighted-average           remaining available for
                                Number of securities to be    exercise price of          future issuance under equity
                                issued upon exercise of       outstanding options,       compensation plans
                                outstanding options,          warrants and rights        (excluding securities
Plan Category                   warrants and rights                                      reflected in column (a))
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by shareholders                    -0-                     $ N/A                         -0-
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
  approved by shareholders              1,696,000                     $1.50                         -0-
---------------------------------------------------------------------------------------------------------------------
TOTAL                                   1,696,000                     $1.50                         -0-
---------------------------------------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

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

Overview
--------

GenioGroup, Inc. (formerly National Management Consulting, Inc.), is a developer and marketer of entertainment and leisure products. Genio Group holds a worldwide license with Marvel Enterprises, Inc. and Marvel Characters, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(TM), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM).

On July 21, 2003, Genio acquired Genio Inc. (formerly Tele-V, Inc.) and its subsidiaries through the issuance of an aggregate of 15,484,448 shares of common stock, reflecting 65% of the 23,822,228 shares of common stock in total number of shares of Genio outstanding after the closing. This transaction has been accounted for as a reverse acquisition by Genio. The capital structure of Genio has been recapitalized to account for the equity structure subsequent to the acquisition as if Genio Inc. (our subsidiary) had been the issuer of the common stock for all periods presented. The financial statements presented primarily represent the operations of Genio Inc. (formerly Tele-V, Inc.) from its inception date, May 2003 to September 30, 2003.

Our subsidiaries are Genio, Inc. (formerly Tele-V, Inc.), Genio Cards, LLC, Tele-V, LLC and Tele-V Media, LLC. Tele-V, LLC was initially formed as a distribution company for a physical fitness and vitamin line. This business was discontinued and no further business was transacted in this company. Tele-V Media, LLC was initially formed for certain media-related business opportunities. This company has never conducted any business operations.

Genio has a license from Marvel Characters, Inc. and Marvel Enterprises, Inc. for the worldwide rights to use the Marvel universe of characters in the sale and promotion of our product. Pursuant to the terms of the license agreement, we agreed to sell children's educational cards and supporting book at competitive prices to the public through retail stores, merchants and home shopping television programs. We agreed to purchase one page of advertising in Marvel's Comic Books each year of the term of the agreement, will receive two additional pages of advertising in Marvel's Comic Books at no cost and will participate in Marvel's common marketing and promotional fund.

If we fail to pay Marvel the sum of $500,000 in royalties on or before June 30, 2004, the rights granted pursuant to the license agreement shall become non-exclusive for the remainder of the term of the license agreement. The royalties due to Marvel are based upon a certain percentage of the net sales achieved by us. Royalty fees are recorded at the time the sale is recognized.

Pursuant to the license agreement, we are obligated to involve Marvel in any and all of our plans to utilize the names, nicknames, likenesses, etc. of Marvel characters. Marvel has the right to disapprove of any such plan or use. Marvel's right of approval also relates to packaging, labels, advertising and promotional materials as well as any press releases or public statements.

Marvel has the right to terminate the license agreement upon any of the following occurrences:

o The failure by us to timely furnish royalty reports, make royalty payments, or pay invoices;
o The failure by us to submit product samples prior to production, sale or distribution of the same or to obtain Marvel's written approval to such submitted samples;
o    A change of control of Genio,  as defined in the license  agreement;
o The failure by us to introduce the children's educational cards and supporting book to retail accounts constituting a majority of our anticipated net sales by April 15, 2003; and
o A breach by us of the license agreement and certain other customary termination events.

The failure by us to manufacture and sell meaningful quantities of each item, class, part or category of the children's educational cards and supporting book or the failure by us to manufacture and sell the children's educational cards and supporting book using each character of Marvel before August 15, 2003 and thereafter for any consecutive three month period shall give Marvel the right to terminate the license specifically with respect to any such item, class, part or category of the children's educational cards and supporting book not so used and/or with respect to any character of Marvel not so used.

Critical Accounting Policies
----------------------------

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

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion address our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Notes to our audited consolidated financial statements.

Generally Accepted Accounting Principles.
-----------------------------------------

Our consolidated financial statements have been prepared in accordance with U.S. GAAP.

Revenue Recognition.
--------------------

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

We do not have a formal return policy and make decisions regarding returns on a case-by-case basis. Despite the fact that we do not have a long operating history, since most of the our customers are large reputable retail chains, we believe that we will be able to collect most of our accounts receivable and in fact, most of the accounts receivable at September 30, 2003 were collected before December 31, 2003.

In general, we only accept returns of damaged/defective products. For customers with significant return rights we use SFAS 48 as a guideline in recognizing sales and deferring revenue.

As of September 30, 2003 we deferred $433,367 of revenue.
---------------------------------------------------------

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

Results of Operations for the period Ended September 30, 2003.
--------------------------------------------------------------

We developed and launched Genio Cards(TM), our first product, in August 2003. Genio Cards is a series of collectible children's cards and related products that have educational content and are based upon Marvel Super Heroes(R) under a worldwide license from Marvel Enterprises, Inc. Sales for the period ended
September 30, 2003 were $1,292,352, consisting primarily of Genio cards. Although we anticipate growth in sales of Genio Cards, as we enter into additional lines of business, we anticipate that the revenues generated in connection with the Marvel license as a percentage of overall revenues will decrease. Costs of sales for the period ended September 30, 2003 were $694,646. Costs of sales consists of those expenses directly related to the production of Genio Cards and associated costs including direct card production costs. The gross profit for the period ended September 30, 2003 was $597,706, or 46%.

Selling expenses were $866,276, or 67% of sales, for the period ended September 30, 2003 consisting of shipping expenses, royalties, advertising, marketing and publicity. We incurred selling expenses to promote and launch Genio Cards. While we will continue to incur selling costs to promote Genio Cards, we believe costs constitute a lower percentage of sales in future periods. We expect that selling expenses will be a lower percentage of sales in the future specifically due to maintaining cost of sales at levels that are similar or slightly higher than the current costs of sales (due to the decreasing costs of manufacturing each product with increased volume) while significantly increasing our sales.

General and administrative expenses were $819,168, or 63% of sales, for the period ended September 30, 2003. General and administrative expenses consists of payroll and payroll taxes, professional fees office supplies, printing, and travel. While we will continue to incur general and administrative costs to support its production and sales activities, management believes it will incur such costs at a lower percentage of sales. We expect that general and administrative costs will be a lower percentage of sales in future periods specifically due to maintaining overhead cost at current levels while increasing our sales.

Equity based compensation of $4,354,080 was recorded for the period ended September 30, 2003 consisting of costs for the issuance of stock options and for consultants who were paid for their services in our common stock. Of the $4,354,080, $432,093 were expenses related to employee stock options using the intrinsic method under APB 25. We will continue to issue stock options to attract and retain employees in the future. The remaining $3,912,987- were recorded for expenses recognized for stock options issued to non-employees for consulting services in lieu of cash payments using the Black-Scholes calculation. The Company accounts for non-employee stock based compensation in accordance with SFAS 123 "Accounting for Stock-Based Compensation" and EITF 96-18.

Overall we reported a net loss of $(5,494,162), or $(0.22) per share for the period ended September 30, 2003.

Liquidity and Capital Resources
-------------------------------

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

Commitments
-----------

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2003.

Risk Factors That May Affect Further Results and Market Price of Our Stock
--------------------------------------------------------------------------

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

Item 7.   Financial Statements
          --------------------

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

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Genio Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Genio Group, Inc. as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from May 14, 2003 (inception) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2003, and the results of its operations and cash flows for the period from May 14, 2003 (inception) to September 30, 2003 in conformity with accounting principles generally accepted in the United States.

RADIN, GLASS & CO., LLP

/s/ RADIN, GLASS & CO., LLP
----------------------------------------
Certified Public Accountants

New York, New York
December 5, 2003

                       GENIO GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                                                     September 30, 2003
                                                                     ------------------
                                   ASSETS
                                   ------
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
                                                                        -----------
                                                                        $ 2,860,311
                                                                        ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations

                                                              For the Period
                                                               May 14, 2003
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


                       GENIO GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders Equity


                                            Common Stock                                     Unearned
                                      ----------------------                                Consulting
                                          #            $             APIC        Deficit      Services        Total
                                      -------------------------------------------------------------------------------
Balance May 14, 2003 (inception)                0    $     0     $         0  $         0   $       0    $        0

Recapitalization                       21,849,728      2,184          11,775                                 13,959

Common shares issued for services         895,000         90       2,404,925                 (142,525)    2,262,490

Value of options issued                                            2,608,999                 (517,494)    2,091,505

Stock issued in private placement       3,000,000        300       2,919,640                              2,919,940

Net loss post recapitalization                                                 (5,494,162)               (5,494,162)
                                      -------------------------------------------------------------------------------
Balance September 30, 2003             25,744,728    $ 2,574     $ 7,945,339  $(5,494,162)  $(660,019)   $1,793,732
                                      ===============================================================================


         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                                                              For the Period
                                                        May 14, 2003 (inception)
                                                          to September 30, 2003
                                                        ------------------------

Cash flows from operating activities
  Net loss                                                   $(5,494,162)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                  2,344
    Common stock and stock options issued for services         4,354,080

    Changes in assets and liabilities
      Accounts receivable                                     (1,040,668)
      Inventories                                             (1,097,402)
      Prepaid expenses and other current assets                 (196,381)
      Accounts payable and accrued expense                       647,086
      Deferred revenue                                           433,367
                                                             ------------
          Net cash used in operating activities               (2,391,736)
                                                             ------------

Cash flows from investing activities
    Purchase of furniture and equipment                          (14,062)
                                                             ------------
          Net cash used in investing activities                  (14,062)
                                                             ------------

Cash flows from financing activities
    Common stock issued, net                                   2,919,940
          Net cash provided by financing activities            2,919,940
                                                             ------------

          NET INCREASE (DECREASE) IN CASH                        514,142
Cash at beginning of period                                            0
                                                             ------------

Cash at end of period                                        $   514,142
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

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Genio Group, Inc. (formerly National Management Consulting, Inc. and referred to herein as the "Company") is a developer and marketer of entertainment and leisure products. The Company holds a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(TM), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). The Genio Card collection is currently available in select national retailers in the United States. Genio Cards consist of 360 illustrated cards that take children on a journey through 30 subject categories: from the history of Dinosaurs and attributes of Reptiles to facts about Motor Sports and Manmade Landmarks.

On July 21, 2003, the Company acquired Genio, Inc. (formerly Tele-V, Inc.) through the issuance of an aggregate of 15,484,448 shares of common stock, reflecting 65% of the 23,822,228 shares of common stock outstanding after the closing. For accounting purposes, the transaction is reflected as if the Company was acquired by Genio, Inc. (formerly Tele-V, Inc.) with the business of Genio, Inc. (formerly Tele-V, Inc.) being the successor entity. The acquisition was accounted for as a reverse acquisition with the former management of Genio, Inc. (formerly Tele-V, Inc.), rather than Genio Group, controlling and operating the Company since the reverse acquisition. The financial statements presented primarily represent the operations of Genio, Inc. (formerly Tele-V, Inc.) and its subsidiaries from its inception date, May 14, 2003, to September 30, 2003.

Genio, Inc. (formerly Tele-V, Inc.), a private operating company, merged with and into Genio Group, Inc., a non-operating public corporation. The management of Genio, Inc. (formerly Tele-V, Inc.) have effective operating control of the combined company after the transaction, and former shareholders of Genio, Inc. (formerly Tele-V, Inc.) control the entity. This transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by Genio, Inc. (formerly Tele-V, Inc, ) for the net monetary assets of Genio Group, Inc., accompanied by a recapitalization. The Company has accounted for this transaction as a reverse acquisition.

Therefore the stockholders' equity section of the consolidated balance sheet after this transaction properly shows the equity of Genio Group, Inc. with the appropriate modifications for the new shares issued in the transaction with Genio, Inc. (formerly Tele-V, Inc.).

The subsidiaries of the Company are Genio, Inc. (formerly Tele-V, Inc.), Genio Cards, LLC, Tele-V, LLC and Tele-V Media, LLC. Tele-V, LLC was initially formed as a distribution company for a physical fitness and vitamin line the Company was anticipating to focus on. This business was discontinued and no further business was transacted in this company. Tele-V Media, LLC was initially formed for certain business opportunities in the media arena. This company has never conducted any business operations.

In addition, the capital structure of the Company has been recapitalized to account for the equity structure subsequent to the acquisition as if the Company had been the issuer of the common stock for all periods presented.

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

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

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

NOTE 2 -  EARNINGS PER SHARE
          ------------------

Earnings per share is computed in accordance with SFAS 128. Basic EPS is computed using weighted average shares outstanding, while diluted EPS is computed using weighted average shares outstanding plus shares representing stock distributable under stock-based plans computed using the treasury stock the following shares were not included in the effect of dilutive stock options because they had an anti-dilutive effect.

NOTE 3 -  ACCOUNTS RECEIVABLE
          -------------------

Accounts receivable at September 30, 2003 consist of the following:

Gross receivables                         $1,040,668
Allowance for discounts
 and doubtful accounts                             0
                                          ----------
Accounts receivable, net                  $1,040,668
                                          ==========



The allowance for doubtful accounts reflects the Company's best estimate of probable losses by specific allowance for known troubled accounts. Revenues on certain of the receivables have been deferred as indicated in Note 8. Most of these accounts receivable were collected as of December 31, 2003.

NOTE 4 -  INVENTORIES
          -----------

Inventories at September 30, 2003 of $ 1,097,402 consist entirely of finished products and shipping supplies. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

NOTE 5 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS
          -----------------------------------------

Prepaid expenses and other current assets at September 30, 2003 consist of the following;

Prepaid Expenses                  $ 35,315
Prepaid Advertising                 99,970
Prepaid Commissions                 25,856
Prepaid Marketing                   10,240
Other Current Assets                25,000
                                  --------
Total                             $196,381
                                  ========

NOTE 6 -  PROPERTY AND EQUIPMENT, NET
          ---------------------------

Property and equipment at September 30, 2003 consist of the following:

Computers and equipment                          $14,062
Accumulated depreciation                           2,344
                                                 -------

Net                                              $11,718
                                                 =======

NOTE 7 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
          -------------------------------------

Accrued expenses and other liabilities at September 30, 2003 consist of the following:

Accounts payable                                $ 348,254
Printing supplier / inventory                    203,510
Other                                             81,448
                                                --------
Total                                           $633,212
                                                ========

NOTE 8 -  DEFERRED REVENUE
          ----------------

As of September 30, 2003 the Company had deferred $433,367 of revenue and the related costs of goods sold of $116,298 were also not recognized. This represents revenue from a sale that had a return privilege, accounted for pursuant to SFAS # 48 "Revenue Recognition When Right of Return Exists." Since the Company had only recently commenced shipments as of September 30, 2003, the amount of future returns could not be reasonably estimated. Accordingly, the Company has deferred revenue recognition of certain shipments until the retailer has sold the underlying product. The Company does not have a formal return policy and makes decision regarding returns on a case-by-case basis. Despite the fact that the Company does not have a long operating history, since most of the Company's customers are large reputable retail chains, the Company believes it will be able to collect most of its accounts receivable.

In general, the Company only accepts returns of damaged/defective products. For the customers with significant return rights the Company uses SFAS 48 as a guideline in recognizing sales and deferring revenue.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

NOTE 9 -  INCOME TAXES
          ------------

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
                                                        ===========

NOTE 10 - EMPLOYEE BENEFIT PLANS
          ----------------------

The Company provides all employees with non-contributory healthcare benefits.

The Company has no other benefit plans at this time.

NOTE 11 - STOCK OPTIONS and WARRANTS
          --------------------------

a. WARRANTS
   --------

Warrant activity for the period ended September 30, 2003 is summarized as follows:

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
                                               =========          =====

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements


The following table summarizes information about warrants outstanding and exercisable at September 30, 2003

                                                Outstanding
                              ------------------------------------------
                                               Weighted-       Weighted-
                                                Average         Average
                                              Remaining        Exercise
                                Shares      life in years       Price
                              ------------------------------------------
Range of exercise prices
$1.50                         3,000,000        1.875             1.50
                              ---------
                              3,000,000
                              =========

All of the above warrants are exercisable.

b. STOCK OPTION PLANS
   ------------------

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

Equity based compensation of $2,091,505 was recorded for the period ended September 30, 2003 for options. Of the $2,091,505, $432,093 were expenses related to employee stock options using the intrinsic method under APB 25. The remaining $1,659,412 of that amount was for expenses recognized for stock options issued to non-employees for consulting services in lieu of cash payments using the Black-Scholes calculation. The Company accounts for non-employee stock based compensation in accordance with SFAS 123 "Accounting for Stock-Based Compensation" and EITF 96-18.

Stock option activity for the period ended September 30, 2003 for both qualified and unqualified options is summarized as follows:

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
                                                  =========         =====

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

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

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                   Period May 14, 2003
                                                                      (inception)
                                                                   to September 30, 2003
                                                                   ---------------------
Net loss available to common shareholder,
   as reported                                                        $(5,494,162)
Add: Stock-based employee compensation expense included in
   reported net loss, net of related tax effects                          949,587
Deduct:Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                            (949,587)
Pro-forma net loss available to common shareholder                    $(5,494,162)

Earnings per share:
   Basic - as reported                                                $     (0.21)
   Basic - pro-forma                                                  $     (0.21)

The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 and EITF 96-18.

NOTE 12 - CAPITAL STOCK
          --------------

On July 21, 2003, the Company acquired Genio, Inc. (formerly Tele-V, Inc.) through the issuance by the Company of an aggregate of 15,484,448 shares of common stock, reflecting 65% of the 23,822,228 shares of common stock in total outstanding post-closing with the management of Genio, Inc. (formerly Tele-V, Inc.) controlling and operating the Company. This transaction has been accounted for as a reverse acquisition by Genio, Inc. (formerly Tele-V, Inc.). The capital structure of the Company has been recapitalized to account for the equity structure subsequent to the acquisition as if Genio, Inc. (formerly Tele-V, Inc.) had been the issuer of the common stock for all periods presented.

In July 2003 the Company, through a private placement of its equity securities to accredited investors raised an aggregate total of $3 million in proceeds in such private placement by issuing 3 million shares of restricted common stock and warrants to acquire 3 million shares of common stock at an exercise price of $1.50 per share, exercisable for a twenty-four month period. The proceeds of such private offering were utilized by the Company for development and inventory purchases for its Genio Card. Out of the 3,000,000 warrants, 2,500,000 warrants were issued to shareholders and 500,000 warrants were issued to the placement agent and its designees.

In connection with the private placement of common stock, the Company agreed to file a registration statement for the resale of the common stock and shares of common stock underlying the warrants by October 21, 2003. As of January 2, 2004, the Company has not filed said registration statement and is required to pay penalties at the rate of $10,000 for each 30 days the filing is late.

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

During the period ended September 30, 2003, the Company issued 1,752,500 shares at various prices in lieu of cash for services provided by consultants and other professionals. The Company valued these shares using the closing price per share of the Company's common stock on the date the underlying shares were granted. The Company recorded expense of $3,309,625 related to these services.

NOTE 13 - SEGMENT AND GEOGRAPHIC INFORMATION
          ----------------------------------

The Company has one reportable business segment: a worldwide license to manufacture and sell specific categories of products based upon globally recognized entertainment characters.

The Company's management regularly evaluates the performance of its operations based upon its contributed margin, which is profit after cost of goods, product development, advertising and promotional costs and obsolescence, but before unallocated general and administrative expenses and manufacturing overhead, depreciation and amortization, other income, net interest income and income taxes.

NOTE 14 - ACQUISITION OF TELE-V (Genio Cards)
          -----------------------------------

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

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

The Marvel Licensing Agreement
------------------------------

On March 27, 2003 the Company entered into a license agreement, as amended on September 25, 2003, with Marvel Characters, Inc. and Marvel Enterprises, Inc., under which the Company has agreed to pay a licensing fee and royalty in exchange for the use of a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(R). The license agreement expires June 31, 2005 and during the term of the license agreement the Company has the sole and exclusive license for the Company to use the characters of the Marvel Universe in the production of the children's educational cards and supporting book. If the Company fails to pay Marvel the sum of $500,000 in royalties on or before June 30, 2004, the rights granted pursuant to the license agreement shall become non-exclusive for the remainder of the term of the license agreement.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short-term nature.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

Lease commitments
-----------------

The Company currently leases its primary office space on a month to month lease. Rent expense for the period ended September 30, 2003 was $48,272.

Royalty Agreements
------------------

The Company has a license from Marvel Characters, Inc. and Marvel Enterprises, Inc. for the worldwide rights to use the Marvel universe of characters in the sale and promotion of our product. Pursuant to the terms of the license agreement, the Company agreed to sell the children's educational cards and supporting book at competitive prices to the public through retail stores, merchants and home shopping television programs. The Company agreed to purchase one page of advertising in Marvel's Comic Books each year of the term of the agreement, will receive two additional pages of advertising in Marvel's Comic Books at no cost and will participate in Marvel's common marketing and promotional fund.

If the Company fails to pay Marvel the sum of $500,000 in royalties on or before June 30, 2004, the rights granted pursuant to the license agreement shall become non-exclusive for the remainder of the term of the license agreement. The royalties due to Marvel are based upon a certain amount of net sales achieved by the Company. Royalty fees are recorded at the time the sale is recognized.

Pursuant to the license agreement, the Company is obligated to involve Marvel in any and all of its plans to utilize the names, nicknames, likenesses, etc. of Marvel characters. Marvel has the right to disapprove any such plan or use. Marvel's right of approval also relates to packaging, labels, advertising and promotional materials as well as any press releases or public statements.

Marvel has the right to terminate the license agreement upon any of the following occurrences:

o The failure by the Company to timely furnish royalty reports, make royalty payments, or pay invoices;

o The failure by the Company to submit product samples prior to production, sale or distribution of the same or to obtain Marvel's written approval to such submitted samples;

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

o    A change of control of the Company, as defined in the license agreement;

o The failure by the Company to introduce the children's educational cards and supporting book to retail accounts constituting a majority of the Company's anticipated net sales by April 15, 2003; and

o A breach by the Company of the license agreement and certain other customary termination events.

The failure by the Company to manufacture and sell meaningful quantities of each item, class, part or category of the children's educational cards and supporting book or the failure by the Company to manufacture and sell the children's educational cards and supporting book using each character of Marvel before August 15, 2003 and thereafter for any consecutive three month period shall give Marvel the right to terminate the license specifically with respect to any such item, class, part or category of the children's educational cards and supporting book not so used and/or with respect to any character of Marvel not so used.

Advertising and marketing expenses (which encompass media spending and consumer promotions costs) included in selling, general and administrative expenses amounted to approximately $447,000 for the year ended September 30, 2003.

Consulting Agreements
---------------------

The Company has entered into a part-time sales consulting agreement terminating on June 30, 2005. This agreement requires a monthly non-recoverable payment of $7,500 per month through December 31, 2003. The above minimum monthly payment shall be offset against commissions earned on sales of product at 1/2 of 1%.

The Company has a revenue share agreement with an unrelated entity that provides for payment of royalties based on net revenue on the Company's products. The revenue share agreement repays an advance of $250,000 made by a third party for creative services in conjunction with the design of our products. The agreement calls for a 5% payment from the first five million dollars of net revenue and 3% above the five million in net revenues. We record these payments as current period expenses.

Employment Agreements
---------------------

The Company has employment agreements with two of it's executive officers; the future minimum payments against these contracts are as follows: fiscal September 30, 2004 - $316,659 and 2005 - $239,994.

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

NOTE 17 - MAJOR CUSTOMERS/SUPPLIER
          ------------------------

The Company had sales to three major US retailers which individually represent greater then 10% of total sales. These three major customers represent 44% of the total accounts receivable. The Company believes that the loss of any one of

                                GENIO GROUP, INC.
                   Notes to Consolidated Financial Statements

these customers could have an adverse effect on results. The Company has one major supplier, that is a related entity. Yaron Ben Horin, the Chief Operating Officer of the Company is a relative of an officer of this major supplier. As of September 30, 2003, the Company owed the supplier $203,510 which is included in Accounts Payable. The Company made purchases of approximately $700,000 from this related party during the fiscal year ended September 30, 2003.

NOTE 18 - OTHER TRANSACTIONS
          ------------------

During the quarter ended June 30, 2003, and prior to the reverse merger with the management of the Company commenced a series of transactions that resulted in significant changes to the assets and operations of the Company. As a result of these series of transactions the Company (a) exited the business of leasing employees by selling its Humana subsidiary, and (b) negotiated several settlements with several creditors (CDKNet.com, Inc. and Steven A. Horowitz, the President and a Director of the Company).

CDKNet
------

On October 22, 2002 the Company purchased several investments (consisting of convertible notes and shares of unaffiliated issuers) held by CDKnet, LLC and Diversified Capital Holdings, LLC in exchange for a secured note in the principal amount of $339,000. The note was payable to CDKnet.com Inc. which is the corporate parent of CDKnet, LLC and Diversified. No payments were made on the note. On July 21, 2003 the Company settled the unpaid note with CDKnet.com by transferring a portion of the investments acquired and 34,750 shares of CDknet.com series A preferred stock the Company acquired from a former officer which had an aggregate fair value at the time of the settlement of $142,690. The resulting gain on the debt forgiveness directly increased paid in capital in the amount of $196,310 and had no effect on the Company's statement of operations since CDKnet.com was a related party at the time.

Humana Trans Services Group, Ltd.
---------------------------------

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

NOTE 19 - SUBSEQUENT EVENTS
          -----------------

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ---------------------------------------------------------------

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

Item 8A.  Controls and Procedures
          -----------------------

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

Limitations on the Effectiveness of Controls
--------------------------------------------

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

Conclusions
-----------

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Compliance with Section 16(a) of the Exchange Act of the Registrant
          -------------------------------------------------------------------

Officers and Directors
----------------------

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

SHAI BAR-LAVI has been our Chairman and Chief executive officer since July 21, 2003 upon our acquisition of Genio Inc. (formerly Tele-V, Inc.). Prior to the acquisition, Mr. Bar-Lavi was the sole member and manager of Tele-V, LLC from May 2002 through July 2003. He was also previously Chief Executive Officer of ElbitVflash Inc., a subsidiary of Elron Technologies (Nasdaq: ELRN), from January 2000 through January 2003, where he oversaw the development of technology and marketing applications, including the Vflash Messaging technology and NowCode wireless advertising. From April 1999 through January 2000 he was the Chief Executive Officer of CDKnet, LLC where he oversaw development of CDK multimedia technology and Mixfactory online CD customization. He previously owned a television production company, Top Line Communications and served as President Partner of Shalom America, a television station carried by Time Warner cable from 1989 to 1998.

STEVEN A. HOROWITZ was our president from October 2002 to November 2003 and Chairman of the Board from October 2002 to July 2003 at which time he became Vice-Chairman. Mr. Horowitz has served as Chairman of the Board of Directors and Chief Executive Officer of CDKnet.com since May 1998. Since April 2000, he has served as a partner in Moritt, Hock, Hamroff & Horowitz, LLP, a Garden City, New York-based law firm. From October 1, 1991 to March 2000, he was the founding principal of Horowitz, Mencher, Klosowski, & Nestler, P.C., a Garden City, New York-based law firm. Mr. Horowitz holds a degree from Hofstra University School of Law and a Master of Business Administration degree in accounting from Hofstra University School of Business. Mr. Horowitz is an Adjunct Professor of law at Hofstra University. Mr. Horowitz is a member of the American Bar Association and the New York State Bar.

SUSAN EISNER has been our President since November 2003. From 1989 to April 2003, she held several executive positions at 4 Kids Entertainment, Inc., a New York Stock Exchange listed licensing and entertainment company, with her most recent position being Senior Vice President of Licensing where she supervised domestic and international licensing programs for the Pokemon brand, including the licensing of the popular trading card series with Wizards of the Coast and the licensing and marketing of toys, television series and movies based on the characters. Prior to joining 4 Kids Entertainment, Ms. Eisner served more than ten years as the Business Development Manager for the Golden Nugget hotel and Casino managing the New York office for the Atlantic City property. Previously, Ms. Eisner worked in the record industry holding marketing positions with Motown Records, Elektra/Asylum Records and Infinity Records in Los Angeles and New York.

ANDREW J. SCHENKER served as one of our directors from October 2002 to November 2003 at which time he resigned from the Board and became our Chief Financial Officer and Senior Vice President. He is also the President of CDKnet.com, Inc. since January 2002 and has been a director of CDKnet.com since May, 1998. He is also the sole officer and director of Dominix, Inc. since April 2002. He also held several financial positions from 1986 through 2001 at Symbol Technologies, Inc., a New York Stock Exchange listed company. His last position at Symbol was as General Manager for Education Marketing-Worldwide.

YARON BEN-HORIN has been our Chief Operating Officer since July 21, 2003 upon our acquisition of Genio Inc. where he was chief operating officer. From September 2002 to July 2003 Mr. Ben-Horin was a manager of Tele-V, LLC. From December 1999 to September 2002 he served as vice president, operations and creative director at NowMarketing, Inc., a marketing technology company. Previously, from 1996 to December 1999 he was a consultant to internet, technology and advertising firms.

All directors serve as directors for a term of one year or until his successor is elected and qualified. All officers hold office until the first meeting of the board of directors after the annual meeting of stockholders next following his election or until his successor is elected and qualified. A director or officer may also resign at any time.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on the Company's review of the copies of such reports by it, the Company believes that during fiscal 2003 all such filings were made, except that: (i) Susan Eisner, our President, inadvertently failed to file on a timely basis a Form 3 with respect to her holdings as of November 3, 2003, the date she became an officer;
(ii) Andrew J. Schenker, our Chief Financial Officer, inadvertently failed to file on a timely basis a Form 3 with respect to his holdings as of November 3, 2003, the date he became an officer; and (iii) Yaron Ben-Horin, our Chief Operating Officer, inadvertently failed to file on a timely basis a Form 3 with respect to his holdings as of July 21, 2003, the date he became an officer.

Code of Ethics
--------------

We have adopted a Code of Ethics and Business Conduct for Officers and Directors (which applies to all our principal officers, including our CEO, CFO, COO and principal accounting officer) and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives. Copies of these codes have previously been filed as exhibits to the Form 10-KSB for the fiscal year ended September 30, 2003.

Committees of the Board of Directors
------------------------------------

We have not established any committees of the board of directors. We plan to form an Audit, Nominating and Compensation Committee of independent directors in fiscal 2004. Due to the fact that we do not currently have an audit committee, we have no audit committee financial expert on the board of directors at the present time.

Item 10.  Executive Compensation
          ----------------------

The following table sets forth information concerning the compensation received by each person serving as our Chief Executive Officer during the year ended September 30, 2003:

                                                    Summary Compensation Table
                                                    --------------------------

Name and                                                      Other Annual
Principal                                                     Compensation     Restricted     Options                   All Other
Position              Year      Salary ($)      Bonus ($)          ($)         Stock Awards     SARs    LTIP Payouts   Compensation
---------             ----      ----------      ---------     -------------    ------------   -------   ------------   ------------
Shai Bar-Lavi         2003      76,154 (1)        0             150,000 (2)        0            0           0              0
Chief Executive       2002           0            0                   0            0            0           0              0
  Officer             2001           0            0                   0            0            0           0              0


----------------

(1) Salary paid by the Company pursuant to Mr. Bar-Lavi's employment agreement with the Company and in connection with Mr. Bar-Lavi's employment by Genio, Inc. (formerly Tele-V, Inc.) and its subsidiaries prior to the merger.

(2) Payments for services provided by, and reimbursement of expenses of, Mr. Bar-Lavi and certain entities under his control.

No other executive officer received compensation exceeding $100,000 during fiscal 2003.

Stock Options
--------------

The following table sets forth information on grants of stock options during fiscal 2003 to executive officers and directors of the Company. No stock appreciation rights were granted during such period to such persons.


                    Number of Securities    Percent of Total
                    Underlying Options      Options Granted to      Exercise Price                             Potential Realizable
                         Granted            Employees in Year         ($/Share)          Expiration Date              Value
                    --------------------    -----------------       --------------       ---------------       --------------------
Shai Bar-Lavi                    0                    -                     -                  -                       -
Susan Eisner                     0                    -                     -                  -                       -
Andrew Schenker                  0                    -                     -                  -                       -
Yaron Ben-Horin            250,000                  100                  1.50            September 30, 2006 -          -
                                                                                         September 30, 2008

None of our  directors or executive  officers  exercised  options  during fiscal
2003.

During the year ended September 30, 2003, Mr. Ben-Horin received an option to acquire two hundred fifty thousand (250,000) restricted shares of our common stock at an exercise price of $1.50 per share, vesting according to the following schedule: 50,000 of the options became exercisable upon the execution of the employment agreement and 50,000 options shall become exercisable on each of the six (6), twelve (12), eighteen (18) and twenty-four (24) months anniversary of the execution of his employment agreement. If Mr. Ben-Horin resigns or is terminated for cause on or before July 21, 2005, such options will be cancelled immediately and all options which were not vested prior to the date of such resignation or termination will be immediately cancelled. In addition, in the event Mr. Ben-Horin terminates his employment without cause or if his employment with Genio does not continue for any reason subsequent to the expiration of the agreement, the options that have not yet vested as of the date of such termination or expiration will be accelerated and become immediately exercisable and all of Mr. Ben-Horin's options will terminate ninety (90) days from the date of such termination or expiration.

On October 28, 2003, we granted Ms. Eisner an option to acquire nine hundred thousand (900,000) shares of restricted common stock of Genio, at an exercise price per share equal to the average closing price of the common stock during the forty (40) day period from November 3, 2003, vesting and exercisable according to the following schedule: 100,000 options upon execution of the agreement and 100,000 options each vesting and exercisable following the completion of six (6) months, twelve (12) months, eighteen (18) months, twenty-four (24) months and thirty (30) months of employment and 300,000 options vesting following completion of the thirty-six (36) months of the initial term. Provided such options have vested, the options will be exercisable for a five
(5) year term commencing from November 3, 2003 and Ms. Eisner will be entitled to piggyback registration rights to register the common stock underlying the option grant in the event Genio files a registration statement to register any stock options for other employees under an employee stock option plan.

In addition, on November 3, 2003, we also granted Mr. Schenker an option to acquire four hundred and fifty thousand (450,000) shares of restricted common stock of Genio, at an exercise price per share equal to the common stock average closing price during the forty (40) day period from November 3, 2003, vesting and exercisable according to the following schedule: 75,000 options upon execution of the  agreement  and 75,000  options  each  vesting and  exercisable following the completion of twelve (12) months, eighteen (18) months, twenty-four (24) months, thirty (30) months and thirty-six (36) months of the initial term. Provided such options have vested, the options shall be exercisable for a five (5) year term commencing from November 3, 2003 and Mr. Schenker will be entitled to piggyback registration rights to register the common stock underlying the option grant in the event that Genio files a registration statement to register any stock options for other employees under an employee stock option plan.

Employee Pension, Profit Sharing or Other Retirement Plans.
-----------------------------------------------------------

We do not have a defined benefit, pension plan, profit sharing, or other retirement plan.

Compensation of Directors.
--------------------------

As of September 30, 2003, we did not pay fees to our directors. In our sole discretion, we may issue from time to time, stock options or warrants to our directors. We are currently considering a formal fee structure for our directors.

Employment Contracts.
---------------------

We entered into an employment agreement with Mr. Bar-Lavi, effective July 21, 2003, pursuant to which Mr. Bar-Lavi is serving as Chairman of our board of directors and Chief Executive Officer. The term of the employment agreement is two-years and provides for renewal options of up to three successive one-year terms. Mr. Bar-Lavi's salary under the agreement is $180,000 annually. In the board's discretion, he may receive additional bonus compensation. We may terminate Mr. Bar-Lavi's employment immediately for cause, as defined in the agreement, or without cause. Upon termination of Mr. Bar-Lavi's employment without cause, Mr. Bar-Lavi will be entitled to a severance payment as disclosed in the agreement. Mr. Bar-Lavi is entitled to participate, if eligible, in such pension, profit-sharing, health, disability, vacation and other employee benefit programs as are generally provided by us to all of our employees. We will pay all premiums and other costs in connection with a life insurance policy as well as those expenses related to the lease and insurance of an automobile for Mr. Bar-Lavi subject to certain restrictions. Mr. Bar-Levi is subject to certain confidentiality, non-compete and non-solicitation provisions as set forth in the agreement. Mr. Bar-Lavi must disclose and assign to us any know-how, discoveries, inventions, improvements and the like made, received or conceived by Mr. Bar-Lavi during the term of his employment with us.

We entered into an employment agreement with Ms. Susan Eisner, effective November 3, 2003, pursuant to which Ms. Eisner is serving as our President. The term of the employment agreement is three-years and provides for renewal options of up to two successive one-year terms. Ms. Eisner's salary under the agreement is $180,000 annually. In addition, we also granted Ms. Eisner an option to acquire 900,000 shares of our restricted common stock , the terms of which are described in "Stock Options" above. Further, Ms. Eisner is eligible to participate in any management bonus plan and is entitled to such benefits, health insurance and vacation which are, or will be, provided to other senior executives of ours. We may terminate Ms. Eisner's employment for cause as defined in the agreement. In the event we terminate Ms. Eisner's employment without cause or Ms. Eisner terminates her employment for cause Ms. Eisner is entitled to certain severance payments as disclosed in the agreement. In addition, upon such termination, any vested options plus 100,000 additional and previously unvested options shall be exercisable for only twelve months following the date of termination. Any remaining unvested options on the date of termination shall be immediately cancelled. During the initial term, for any renewal term and for a period of twelve months following the expiration or earlier termination of such term, Ms. Eisner may not (i) solicit, employ or interfere with any of our relationships with any person who, at the time thereof, is or shall be an employee of ours or who is under some other contractual relationship with us, nor may she interfere with or seek to adversely alter our relationship with, solicit or divert any supplier, licensee or distributor of ours; or (ii) seek or obtain employment with or provide services to any of the parties to the Marvel license agreement.

We entered into an employment agreement with Mr. Andrew J. Schenker, effective November 3, 2003, pursuant to which Mr. Schenker is serving as our Chief Financial Officer and Senior Vice President. The agreement provides for a three-year term and for renewal options of up to two successive one year terms. Mr. Schenker's salary under the agreement is $135,000 annually. Mr. Schenker is eligible for a discretionary annual bonus to be awarded by our board, is eligible to participate in any management bonus plan and is entitled to such benefits, health insurance and vacation which are, or will be, provided to other senior executives of ours. In addition, we also granted Mr. Schenker an option to acquire 450,000 shares of our restricted common stock, the terms of which are described in "Stock Options" above. We may terminate Mr. Schenker's employment for cause as defined in the agreement, in which case any unvested options will be cancelled and forfeited. We may also terminate Mr. Schenker's employment without cause in which case Mr. Schenker shall be entitled to certain severance payments as disclosed in the agreement. During the initial term, for any renewal term and for a period of twelve months following the expiration or earlier termination of such term, Mr. Schenker may not (i) solicit, employ or interfere with any of our relationships with any person who, at the time thereof, is or shall be an employee of ours or who is under some other contractual relationship with us, nor may he interfere with or seek to adversely alter our relationship with, solicit or divert any supplier, licensee or distributor of ours; or (ii) seek or obtain employment with or provide services to any of the parties to the Marvel license agreement.

We entered into an employment agreement with Mr. Yaron Ben-Horin, effective July 21, 2003, pursuant to which Mr. Ben-Horin is serving as our Chief Operating Officer. The employment agreement is for a two-year term and provides for a renewal option of up to three successive one-year terms. Mr. Ben-Horin's salary under the agreement is $100,000 annually. The agreement further provides for cash bonus compensation as disclosed therein. In addition, his employment agreement grants him an option to acquire 250,000 shares of our common stock at an exercise price of $1.50 per share which shall vest as disclosed in the agreement. If Mr. Ben-Horin resigns or is terminated for cause on or before July 21, 2005, such options will be cancelled immediately and all options which were not vested prior to the date of such resignation or termination will be immediately cancelled. In addition, if Mr. Ben-Horin terminates his employment without cause or if his employment with us does not continue for any reason subsequent to the expiration of the agreement, the options that have not yet vested as of the date of such termination or expiration will be accelerated and become immediately exercisable and all of Mr. Ben-Horin's options will terminate ninety days from the date of such termination or expiration. We may terminate Mr. Ben Horin's employment immediately for cause, as defined in the agreement. Upon termination of Mr. Ben-Horin's employment without cause by us, Mr. Ben-Horin is entitled to certain severance payments as disclosed in the agreement. Mr. Ben-Horin is entitled to participate in, if eligible, such pension, profit-sharing, health, disability, vacation and other employee benefit programs as are generally provided by us to all of our employees. We shall also pay for Mr. Ben-Horin's expenses related to the lease and insurance of an automobile subject to certain restrictions. Mr. Ben-Horin is subject to certain confidentiality, non-compete and non-solicitation provisions as disclosed in the agreement. With respect to any know-how, discoveries, inventions, improvements and the like, such items must be disclosed to us and Mr. Ben-Horin must assign any rights he may have in such items to us.

Mr. Horowitz did not have an employment agreement and did not receive any compensation for his services as our President in the fiscal year ended September 30, 2003.

Item 11.  Security Ownership of Certain Beneficial Owners
          -----------------------------------------------

The following table sets forth, as of March 31, 2004, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers, (c) our directors and executive officers as a group, without naming them, and (d) persons or groups known by us to own beneficially five percent (5%) or more of our common stock:

Name and Address             Amount and Nature of         Percent
of Beneficial Owner*         Beneficial Ownership         of Class
--------------------         --------------------         --------

DIRECTORS AND OFFICERS:
-----------------------
Shai Bar-Lavi                    15,105,176 (1)             57.57%
Andrew J. Schenker                  225,000 (2)              1.32%
Susan Eisner                        100,000 (3)                **
Yaron Ben-Horin                     600,000 (4)              2.28%

5% OR MORE HOLDERS:
-------------------
Steven A. Horowitz                1,580,445                  6.02%
Moritt, Hock, Hamroff &
 Horowitz LLP
400 Garden City Plaza
Garden City, NY  11530

All executive officers and
  directors as a group
  (4 persons)                    16,155,176                 60.53%

----------

* Unless otherwise indicated, the address of each beneficial owner is c/o Genio Group, Inc., 1120 Avenue of the Americas, Suite 4020, New York, New York 10036.

**   Less than 1%.

(1)  Comprised  of: (i) 719,228  shares of common  stock owned by Mr.  Bar-Lavi,
     (ii) 1,798,060  shares owned by Anna Sachs Bar-Lavi,  Mr.  Bar-Lavi's wife,
     (iii) 1,078,288 shares of common stock held by several trusts for Mr. Bar-Lavi's children of which Mr. Bar-Lavi and his wife serve as co-trustees and (iv) 10,789,833 shares of common stock held in trusts of which Mr. Bar-Lavi is trustee.

(2) Comprised of: (i) 150,000 shares of common stock and (ii) 75,000 shares underlying options exercisable within 60 days of March 31, 2004.

(3) Comprised of 100,000 shares underlying options exercisable within 60 days of March 31, 2004.

(4) Comprised of: (i) 500,000 shares of common stock, and (ii) 100,000 shares underlying options exercisable within 60 days of March 31, 2004.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

The Company has entered into employment agreements with each of Mr. Bar-Lavi, Ms. Eisner, Mr. Schenker and Mr. Ben-Horin, which are described in "Executive Compensation - Employment Contracts".

We use Amerikom as a single printing broker for the production of our products. Yaron Ben-Horin's (our COO) brother is an officer of Amerikom. Payments to Amerikom during fiscal 2003 were approximately $700,000.

Management believes that the terms of these transactions were at least as favorable to Genio as those terms which Genio could have obtained from unrelated third parties through arms-length negotiations.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

a.    Exhibits
      --------

The Exhibits are included as part of this report. Each item that is incorporated by reference form a previous filing is indicated by a number in parenthesis. Items electronically filed with this filing are indicated with an "F." Each item that has an exhibit number highlighted by an asterix (*) is a management contract or compensation plan.


Exhibit No    Description                                                        Identifiers
----------    -----------                                                        -----------
2.1           Agreement of Sale, dated January 2003, between CDKnet.Com, Inc.        (1)
              and National Management Consulting, Inc. (as predecessor to Genio
              Group, Inc.)

2.2           Stock Purchase Agreement, dated April 30, 2003, between Humana         (2)
              Trans Services Group, Inc. and National Management Consulting,
              Inc. (as predecessor to Genio Group, Inc.)

2.3           Stock Purchase Agreement, dated July 9, 2003, among National           (3)
              Management Consulting, Inc. (as predecessor to Genio Group,
              Inc.), Tele-V, Inc. and Shai Bar-Lavi

3.1           By-laws                                                                (F)

3.2           Certificate of Incorporation, dated December 24, 1969, of Tyconda      (4)
              Minerals Corp. (DE)

3.3           Certificate of Amendment, dated May, 1983, changing name from          (4)
              Tyconda Minerals Corp. to Hy-Poll Technology, Inc.

3.4           Certificate of Amendment, dated September 22, 1996, changing name      (4)
              from Hy-Poll Technology Inc. to Universal Turf, Inc.

3.5           Certificate of Amendment, dated November 10, 1999, changing name       (5)
              from Universal Turf, Inc. to Universal Media Holdings, Inc.

3.6           Certificate of Amendment, dated October 23, 2002,  changing name       (6)
              from Universal Media Holdings, Inc.  to National Management
              Consulting, Inc.

3.7           Certificate of Amendment, dated July 21, 2003, changing name from      (7)
              National Management Consulting,  Inc. to Genio Group, Inc.

4.1           Specimen Stock Certificate                                            (12)

4.2           Form of Warrant, dated July 2003, having an exercise price of $1.50    (12)

4.3           Form of (A) Warrant, dated November 2003, having an exercise price    (12)
              of $2.92 per share

4.4           Form of (B) Warrant, dated November 2003, having an exercise          (12)
              price of $2.10 per share

10.1          Agreement of Sale, dated October 22, 2002, between  CDKNet.Com,        (6)
              Inc. and Universal Media Holdings, Inc.

10.2          Grid Promissory Note, dated February 25, 2003, given by Xcalibur       (8)
              Xpress, Inc. to National Management Consulting, Inc. (as
              predecessor to Genio Group, Inc.)

10.3          Guaranty of Transportation Logistics Int'l., Inc., issued              (8)
              February 25, 2003, to National Management Consulting, Inc. (as
              predecessor to Genio Group, Inc.)


10.4          Secured Promissory Note, dated April 30, 2003, given by Humana         (2)
              Trans  Services Holding Corp. and James W. Zimbler to National
              Management Consulting, Inc. (as predecessor to Genio Group, Inc.)

10.5          Settlement Agreement, dated April 30, 2003, among Humana Trans         (2)
              Services Group, Ltd., National Management Consulting, Inc. (as
              predecessor to Genio Group, Inc.) and James W. Zimbler

10.6          Pledge Agreement, dated April 30, 2003, among Humana Trans             (2)
              Services Holding Corp., National Management Consulting, Inc. (as
              predecessor to Genio Group, Inc.) and James W. Zimbler

10.7          Escrow Agreement, dated April 30, 2003, among Humana Trans             (2)
              Services Holding Corp., National Management Consulting, Inc. (as
              predecessor to Genio Group, Inc.), James W. Zimbler and Sommer &
              Schneider LLP

10.8          Settlement Agreement, dated July 10, 2003, among  Humana Trans         (3)
              Services Holding Corp., Humana Trans Services Group, Ltd.,
              National Management Consulting, Inc. (as predecessor to Genio
              Group, Inc.), JWZ Holdings, Inc.  and James W. Zimbler

10.9          Escrow Agreement, dated July 21, 2003, between  Sommer &              (12)
              Schneider LLP, Tele-V, Inc., Shai Bar-Lavi and the remaining stockholders of Tele-V, Inc.

10.10         License Agreement, dated March 27, 2003, between Marvel                (F)
              Characters, Inc., Marvel Enterprises, Inc. and Tele-V

10.11*        Employment Agreement, dated July 21, 2003, between National            (7)
              Management Consulting, Inc. (as predecessor to Genio Group, Inc.)
              and Shai Bar-Lavi

10.12*        Employment Agreement, dated July 21, 2003, between National           (7)
              Management Consulting, Inc. (as predecessor to Genio Group, Inc.)
              and Yaron Ben-Horin

10.13         Debt Satisfaction Agreement, effective as of June 30, 2003,           (7)
              between National Management Consulting, Inc. (as predecessor to
              Genio Group, Inc.) and Steven A. Horowitz

10.14         Debt Satisfaction Agreement, effective as of June 30, 2003,           (7)
              between National Management Consulting, Inc. (as predecessor to
              Genio Group, Inc.) and CDKnet.com, Inc.


10.15         Amendment to License Agreement, dated September 25, 2003, between     (F)
              Marvel Characters, Inc., Marvel Enterprises, Inc. and Genio
              Group, Inc.

10.16         Media Buying Agreement, dated October 24, 2003, between CB            (9)
              Associates, LLC and National Management Consulting, Inc. (as
              predecessor to Genio Group, Inc.)

10.17         Amendment of Media Buying Agreement, dated November 18, 2003,         (9)
              between  CB Associates, LLC and National Management Consulting,
              Inc. (as predecessor to Genio Group, Inc.)




10.18         Distribution Agreement, dated September 30, 2003, between Tomy UK     (F)
              Ltd. and Genio Group, Inc.

10.19*        Employment Agreement, dated October 28, 2003, between Susan          (12)
              Eisner and Genio Group, Inc.

10.20*        Employment Agreement, dated November 3, 2003, between Andrew J.      (12)
              Schenker and Genio Group, Inc.

10.21         Form of Registration Rights Agreement, dated November, 2003          (12)

10.22         Form of Registration Rights Agreement, dated July, 2003              (12)

10.23         Fulfillment Services Agreement, dated June 4, 2003, between .Com      (F)
              Distributions Corp. and Genio, Inc.

10.24         Revenue Share Agreement, dated June 18, 2003, between Gi1Global       (F)
              Inc. and Tele-V

14.1          Code of Business Conduct and Ethics                                  (12)

14.2          Code of Ethics for Financial Executives                              (12)

16.1          Letter from Aaron Stein CPA, dated August 6, 2003                    (10)

16.2          Letter from Marcum & Kliegman LLP, dated June 5,  2003               (11)

16.3          Letter from Aaron Stein dated June 6, 2003                           (11)

21.           Subsidiaries of the Small Business Issuer                            (12)

23.1          Consent of Radin Glass & Co., LLP                                     (F)

31.1          Certification of Chief Executive Officer of Periodic Report           (S)
              pursuant to Rule 13a-14a and Rule 15d-14(a)

31.2          Certification of Chief Financial Officer of Periodic Report           (S)
              pursuant to Rule 13a-14a and Rule 15d-14(a)

32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C. -      (S)
              Section 1350

32.2          Certification of Chief Financial Officer pursuant to  18 U.S.C. -     (S)
              Section 1350

99.           None


---------
(F) Filed herewith
(1)  Form 8-K/A Report filed January 17, 2003
(2)  Form 8-K Report filed May 13, 2003
(3)  Form 8-K Report filed July 14, 2003
(4)  Form 8-K Report filed April 14, 2000
(5)  Form 8-K/A Report filed June 30, 2000
(6)  Form 8-K Report filed October 30, 2002
(7)  Form 10-QSB filed August 20, 2003
(8)  Form 8-K Report filed March 5, 2003
(9)  Form S-8 filed November 20, 2003
(10) Form 8-K filed August 6, 2003
(11) Form 8-K/A filed June 6, 2003
(12) Form 10-KSB filed January 13, 2004

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

Item 14.  Principal Accountants' Fees and Services
          ----------------------------------------

Not required for fiscal years ending prior to December 15, 2003.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: September 8, 2004              GENIO GROUP, INC.


                                      By: /s/ Shai Bar-Lavi
                                         -------------------------------------
                                         Shai Bar-Lavi, Chairman and
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in capacities and at the dates indicated:


Signature                    Capacity                              Date
---------                    --------                              ----

/s/ Shai Bar-Lavi            Chairman and CEO                  September 8, 2004
----------------------       (Principal Executive Officer)
Shai Bar-Lavi


/s/ Andrew J. Schenker       Chief Financial Officer and       September 8, 2004
----------------------       Senior VP (Principal Financial
Andrew J. Schenker           and Accounting Officer)