Form 10QSB/A
period 2004-03-31
GENIO GROUP INC
filed 2004-09-09
CIK 1100779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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

                         PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

         Genio Group, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-QSB/A to amend its quarterly report for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on February 18, 2004 (the "Original Filing"). The purpose of this Amendment No. 1 is to delete a reference in our balance sheet to authorized shares of preferred stock. Although our balance sheet indicated that the Company has authorized preferred stock, upon further investigation we have determined that we do not have shares of preferred stock authorized pursuant to our Articles of Incorporation. Therefore, such reference has been removed from the balance sheet.


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

                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                                                  December 31,
                                                                      2003
                                                                ---------------
                                     ASSETS


CURRENT ASSETS

  Cash & cash equivalents                                        $     921,682
  Accounts receivable, net                                             666,322
  Inventories                                                        1,098,530
  Prepaid expenses and other current assets                             69,340
                                                                ---------------
          Total current assets                                       2,755,874
FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $3,516            13,542
                                                                ---------------
                                                                 $   2,769,416
                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expense                           $     525,366
  Due to officers                                                       65,000
                                                                ---------------
          Total current liabilities                                    590,366
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock - par value $.0001, per share; authorized,
  200,000,000 shares; 26,238,918 shares issued and outstanding           2,623
  Additional paid in capital                                        11,622,290
  Accumulated deficit                                               (7,279,133)
  Unearned compensation                                             (2,166,730)
                                                                ---------------
                                                                     2,179,050
                                                                ---------------
                                                                 $   2,769,416
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


                                                GENIO GROUP, INC.


Date: September 8, 2004                         By: /s/ Shai Bar-Lavi
                                                    ----------------------------
                                                     Shai Bar-Lavi
                                                     Chairman, Chief Executive
                                                       Officer and Secretary



Date: September 8, 2004                         By: /s/ Andrew J. Schenker
                                                    ----------------------------
                                                     Andrew J. Schenker
                                                     Chief Financial Officer