Form 10QSB/A
period 2004-03-31
GENIO GROUP INC
filed 2004-09-09
CIK 1100779

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

                         PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

         Genio Group, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-QSB/A to amend its quarterly report for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on May 17, 2004 (the "Original Filing"). The purpose of this Amendment No. 1 is to delete a reference in our balance sheet to authorized shares of preferred stock. Although our balance sheet indicated that the Company has authorized preferred stock, upon further investigation we have determined that we do not have shares of preferred stock authorized pursuant to our Articles of Incorporation. Therefore, such reference has been removed from the balance sheet.

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


Signature                                  Title                    Date
---------                                  -----                    ----


/s/ Shai Bar-Lavi                 Chairman of the Board and    September 8, 2004
---------------------------       Chief Executive Officer
Shai Bar-Lavi


/s/ Andrew J. Schenker            Chief Financial Officer      September 8, 2004
---------------------------
Andrew J. Schenker