Form 10KSB
period 2004-09-30
GENIO GROUP INC
filed 2005-02-17
CIK 1100779

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2004

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

                        Commission File Number 000-28459
                                               ---------

                                GENIO GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

                                                                                 22-3360133
                                                                                 ----------
                                                                              (I.R.S. Employer
           Delaware                    15 East 26th Street, Suite 1711,       Identification No.)
-------------------------------              New York, New York
(State or Other Jurisdiction of              ------------------                     10010
Incorporation or Organization)     (Address of Principal Executive Offices)       ---------
                                                                                  (Zip code)

                                 (212) 897-6914
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
   Title of Each Class                                  on Which Registered
   -------------------                                  -------------------
           NONE                                                 N/A

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value, $0.0001
                                                               --------------------------------
                                                                        (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes           No  X
    ---          ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

State issuer's revenues for its most recent fiscal year:  $3,999,735

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of February 10, 2005, was approximately $384,274. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% stockholders are affiliates.

         As of February 10, 2005, there were 27,843,588 shares of the common stock, no par value, of the registrant issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes           No  X
                                                   ---          ---

                                TABLE OF CONTENTS

                                                                            Page

Recent Developments..........................................................  2

Item

PART I

Item 1     Description of Business ..........................................  4
Item 2     Description of Properties.........................................  8
Item 3     Legal Proceedings.................................................  8
Item 4     Submission of Matters to a Vote of Security Holders...............  8

PART II

Item 5     Market for Common Equity and Related Stockholders Matters.........  8
Item 6     Management's Discussion and Analysis.............................. 12
Item 7     Financial Statements.............................................. 16
Item 8     Changes and Disagreements with Accountants........................ 17
Item 8A    Controls and Procedures........................................... 17

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons...... 18
Item 10    Executive Compensation............................................ 21
Item 11    Security Ownership of Certain Beneficial Owners and Management.... 24
Item 12    Certain Relationships and Related Transactions.................... 25
Item 13    Exhibits and Reports on Form 8-K.................................. 25
Item 14    Principal Accountant Fees and Services............................ 27

                               RECENT DEVELOPMENTS

         Restatement

         The Company has determined that a portion, approximately $660,000 of the revenues and costs of sales related to the sales recorded in the Company's results of operations for the quarters ended March 31, 2004 and June 30, 2004, respectively, and reported in the quarterly results of operations in Company's quarterly reports on Form 10-QSB for the fiscal quarters ended March 31, 2004 and June 30, 2004, respectively (the "Interim Financial Statements"), were subject to a right of return by the customer. Pursuant to SFAS No. 48, "Revenue Recognition When Right of Return Exists," revenue subject to a right of return and the related cost of sales should be recorded only upon the fulfillment of certain conditions, including payment. Accordingly, it appears that no revenues or costs related to these sales should have been recorded in the Company's results of operations until the Company received payment therefor. The Company received nominal payments of less than $50,000 during the quarter ended September 30, 2004 against the sales recorded in the quarter ended June 30, 2004. In November 2004, $50,000 was received against the sale in the quarter ended March 31, 2004. The Company does not believe it is entitled to any additional amounts with respect to any of these sales. Although there are significant amounts of inventory held by these customers, this inventory has been written down to its estimated realizable value as of September 30, 2004.

         On November 19, 2004, the Company's independent public accounting firm, Radin Glass & Co., LLP ("Radin Glass"), determined with management that the Interim Financial Statements should no longer be relied upon and to restate the Interim Financial Statements. On November 22, 2004, the Company's Audit Committee and Board of Directors met and discussed the foregoing with management and Radin Glass. The Audit Committee and the Board of Directors concurred with the recommendation of management and Radin Glass to restate the financial statements and concluded that the Interim Financial Statements previously filed for the interim periods ended March 31, 2004 and June 30, 2004 should no longer be relied upon. The Audit Committee has conducted an independent review of this matter and the Company's related internal controls.

         Because the Company has not yet concluded its review and its effect on its Interim Financial Statements, its independent public accounting firm, Radin Glass, has not completed its review in accordance with Statement on Auditing Standards No. 100, "Interim Financial Information," in connection with the
Company's restated Interim Financial Statements. Upon finalization of the assessments described above, the Registrant will file amended quarterly reports on Form 10-QSB for the fiscal quarters ended March 31, 2004 and June 30, 2004. The Company expects to do so soon after the filing of this annual report on Form 10-KSB for the year ended September 30, 2004.

         Cessation of Operations and Change of Control

         During the month of January 2005 the Board of Directors of the Company has determined to wind down the Company's operations as conducted to date due to the lack of sufficient funding. The Company released all its employees other than its Chief Executive Officer and one employee who is assisting in finalizing the audit. The Company is currently evaluating several options regarding its future financing of the company and its future operations.

         On February 15, 2005 we entered into an agreement with Crestview Master, LLC, pursuant to which Crestview invested in certain notes and warrants of the Company that upon conversion will grant Crestview control of the Company. See "Recent Sales of Unregistered Securities."

         Unless otherwise noted in this Annual Report on Form 10-KSB, the information set forth herein relates to the Company's fiscal year ended September 30, 2004.

                                     PART I

         Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our," "Genio" and "our company" refer to Genio Group, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our direct and indirect wholly-owned subsidiaries, Genio Inc. (formerly Tele-V, Inc.), Genio Cards LLC, Tele-V Media, LLC and Tele-V, LLC.

                           FORWARD LOOKING STATEMENTS

         In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words "believe," "may," "will," "should," "expect," "anticipate," "plan", "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                     PART I

Item 1.    Description of Business

History

         On July 21, 2003, we acquired Genio Inc. (formerly Tele-V, Inc.) and its subsidiaries through the issuance of an aggregate of 15,484,448 shares of common stock, reflecting 65% of the 23,822,228 shares of our common stock of outstanding after the closing. We have accounted for this transaction as a reverse acquisition. Our capital structure has been recapitalized to account for the equity structure subsequent to the acquisition as if Genio Inc. (our subsidiary) had been the issuer of the common stock for all periods presented. The financial statements presented primarily represent the operations of Genio Inc. (formerly Tele-V, Inc.) from its inception date, May 14, 2003 to September 30, 2003 and from October 1, 2003 to September 30, 2004.

         Our subsidiaries are Genio, Inc. (formerly Tele-V, Inc.), Genio Cards, LLC, Tele-V, LLC and Tele-V Media, LLC. Tele-V, LLC was initially formed as a distribution company for a physical fitness and vitamin line. Tele-V Media, LLC was initially formed for certain media-related business. This company has never conducted any business operations.

         We amended the certificate of incorporation of our company to change the name from National Management Consulting, Inc. to Genio Group, Inc. on September 15, 2003, following the acquisition of Genio Inc. and its subsidiaries. We were originally organized under Delaware law in December 1969 as Tyconda Minerals Corp. In 1983 we changed our name to Hy-Poll Technology, Inc., in 1995 we changed our name to Universal Turf, Inc., in 1999 we changed our name to Universal Media Holdings, Inc. and, in October of 2002, we changed our name to National Management Consulting, Inc.

Cessation of Operations

         During the month of January 2005 the Board of Directors of the Company has determined to wind down the Company's operations as conducted to date due to the lack of sufficient funding. The Company released all its employees other than its Chief Executive Officer and one employee who is assisting in finalizing the audit. The Company is currently evaluating several options regarding its future financing of the company and its future operations.

         The Company's auditors have included in their audit report a paragraph raising substantial doubt about the company's ability to continue as a going concern.


General

         Until we ceased our operations, we were a start-up developer and marketer of entertainment and leisure products whose management team has experience in consumer product marketing. We had several products, including playing cards, toys and baby and nursery products manufactured by TOMY in the United Kingdom. Since our inception, most of our revenues have been derived from our card business.

         Our Playing Cards Business. Our Company holds a worldwide license with Marvel Enterprises, Inc. and Marvel Characters, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(R), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). We launched the sale of the Genio Card(TM) collection in August 2003. In February 2004 we entered into a license agreement with Spin Master, Ltd., a Canadian developer and North American distributor of Mighty Beanz(TM), for the use of Mighty Beanz characters in a Genio Cards(TM) series that we launched in April 2004. In March 2004 we entered into a licensing agreement with Moose Enterprises Pty Ltd for the distribution of Mighty Beanz(TM) in the rest of the world outside North America. A significant portion of our revenues during the year ended September 30, 2004 were derived from our Genio Card(TM) and Mighty Beanz(TM) cards. In October 2004 we sold a portion of our remaining inventory of Genio Cards to an independent liquidator for $83,384.

         In August 2004 we entered into a Joint Venture Distribution Agreement with Salo S.A. of Chile to bring an English-language version of Latin America's top-selling collectible card game, Myths and Legends, to North America starting in October 2004.

         In September 2004 we entered into a license agreement with MGM Consumer Products, a unit of Metro-Goldwyn-Mayer Studios Inc., pursuant to which we secured the rights to produce and market trading-card games based on MGM's popular "Stargate SG-1" and "Stargate: Atlantis" television series.

         Our Toy Business. On May 27, 2004 we signed an exclusive agreement to market, promote, distribute and sell Gupi products in the United States and Canada. Gupi is a high-tech, electronic guinea pig that looks, feels and acts like a real guinea pig. As part of the agreement, we were granted the right of first refusal to secure distribution rights in additional countries throughout the world.

         The Company has designed a line of pliable PVC, scent infused (i.e. strawberry, vanilla) products referred to as "Genio Jelly." The initial product to be introduced is a double watch set, with an interchangeable timepiece, sold in a single package. The rights to this line of products have been transferred to Steve Lux, our former Chief Executive Officer, as part of the settlement we entered into with him upon his termination in January 2005.

         Our TOMY line of Products. On November 8, 2004 we entered into a License Agreement with TOMY UK Ltd., a manufacturer of baby and nursery products, including baby and toddler monitors, baby carriers, changing bags, bed rails, feeding products and a line of products called "Natural Sensations."
Pursuant to the agreement, TOMY granted us an exclusive right to sell their products in North America until December 31, 2008.

         Our Candy Business. On September 1, 2004 we entered into a Royalty and Merchandising Agreement to manufacture and distribute a candy dispenser to be known as Ooze Dudes.

Customers

         We sold our Genio Cards(TM) and Mighty Beanz(TM) to major retailers in the United States including Wal-Mart, Target, K-Mart, Walgreens, Zany Brainy, Toys-R-Us, CVS, and Blockbuster. During the year ended September 30, 2004, three different retailers, Rite-Aid, Wal-Mart and Tomy, each accounted for more than 10% of our sales.

Sales and Marketing

         Our products were marketed domestically through our own sales force. Sales were made directly to major retailers or their independent distributors responsible for managing the store display area related to trading cards.

         We entered into a fulfillment services agreement, through our wholly owned subsidiary Genio Inc. (formerly Tele-V, Inc.) with .com Distribution Corp. ("Dotcom") dated June 4, 2003, whereby Dotcom received fees for any fulfillment services provided pursuant to the agreement.

         The term of the fulfillment services agreement expires on June 4, 2006. The fulfillment services agreement shall be automatically renewed for three additional one-year terms commencing after the expiration of the initial term unless either party does not want to renew the agreement.

         Dotcom has the right, upon prior written consent to subcontract with other individuals and/or businesses for any and all services required to be performed in connection with the fulfillment services agreement. Subject to the foregoing restrictions, Dotcom has the right to increase its fees upon written notice in accordance with any rate increases by such subcontractors.

         Domestic

         We began a U.S. television advertising campaign in November 2003 to generate consumer awareness of our Genio Cards(TM). In May 2004 we commenced placing commercials on national children's television networks for Mighty Beanz(TM).

         International

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

         The term of the agreement expires on June 30, 2005 with the option for one additional year. Our failure to deliver products ordered by TOMY, which is not cured within 30 days from the receipt of notice from TOMY of such failure, shall be a cause for termination of the distribution agreement by TOMY.

Intellectual Property

         Our Genio Cards(TM) embody trademarks, trade names and copyrights licensed to us by a third party, Marvel, which entitles us to use in the Genio Cards(TM) globally recognized Marvel Super Heroes(TM) including Spider-Man(TM), the Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). The Marvel license agreement relating to these rights extends through June 30, 2005. This agreement is terminable upon the occurrence of a number of events. Our failure to manufacture and sell meaningful quantities of each item, class, part or category of the children's educational cards and supporting book or our failure to manufacture and sell the children's educational cards and supporting book using each character of Marvel for any consecutive three month period shall give Marvel the right to terminate the license specifically with respect to any such item, class, part or category of the children's educational cards and supporting book not so used and/or with respect to any character of Marvel not so used. Further, as a result of our failure to pay Marvel the sum of $500,000 in royalties on or before June 30, 2004, the Marvel license became non-exclusive for the remainder of the term of the agreement. There are no assurances that our Marvel license will be extended on reasonable terms or at all.

         Our Mighty Beanz(TM) cards embody artwork, logos and other distinctive creative elements licensed to us by Spin Master, which entitles us to manufacture and sell the Mighty Beanz(TM) cards within the United States and Canada and by Moose Enterprises for the rest of the world. The Spin master license agreement relating to these rights extends through April 30, 2006 and the Moose Enterprises license agreement relating to these rights extends through January 31, 2007.

         The Myths and Legends card products sold under the joint venture distribution agreement with Salo S.A. are embodied with artwork, logos and other distinctive creative elements owned by Salo which we license.

         The Stargate SG-1(TM) and Stargate: Atlantis(TM) cards will embody artwork, logos and other distinctive creative elements licensed to us by MGM Consumer Products, a division of Metro-Goldwyn-Mayer, which entitles us to manufacture and sell the Stargate(TM) cards throughout the World excluding Japan, China and Hong Kong. The MGM license agreement relating to these rights extends through August 18, 2006. This agreement is terminable upon the occurrence of a number of events.

         The TOMY UK products licensed under the agreement will embody artwork, designs, concepts, logos and other distinctive creative elements licensed to us by TOMY UK Ltd., which entitles us to sell its "Baby" and "Nursery" line throughout the United States and Canada. The TOMY license agreement relating to these rights extends through December 31, 2008, and shall extend for an additional two years upon achievement of certain sales goals. This agreement is terminable upon the occurrence of certain events, which may be curable under remedies outlined in the contract.

Governmental Regulation

         Our products are subject to the provisions of the Consumer Product Safety Act and the Federal Hazardous Substances Act and all of the regulations promulgated thereunder. The Consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission to exclude products from the consumer market that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of banned hazardous substance. The Consumer Product Safety Commission may also require the repurchase by the manufacturer of articles that are banned. Similar laws exist in some states and cities and in various international markets.

Manufacturing

         Initially we contracted with third parties for a portion of our art and design work. After September 30, 2003 we hired two full-time artists and still use contract artists to assist in product design.

         We employed a single printing broker for the production of our products including such specialty work as the addition of holographic images to the cards. This broker employed the brother of our Chief Operating Officer, Yaron Ben-Horin. Products sold in Europe have been translated into the relevant languages and were manufactured by a printer in Milan, Italy.

         Through our wholly-owned subsidiary Genio Inc. we entered into an agreement dated December 23, 2003 with Gamelab, LLC whereby Gamelab agreed to create the game design and art direction for a collectible card game using the Mighty Beanz(TM) characters and designs. Gamelab completed such work on in February 2004. We agreed to pay Gamelab $30,000 and a 1% royalty of our net revenue derived from the game, until such time that Gamelab was paid a cumulative royalty of $10,000.

Competition

         In our card business, we competed for sales as well as counter and shelf space with large corporations in the publishing and toy industries including corporations such as Fleer, Upper Deck, Topps, 4 Kids Entertainment and Hasbro (Wizards of the Coast). These corporations and almost all of our competition have substantially greater resources than we do.

Employees

         We employed 13 people as of September 30, 2004. None of our employees is represented by a union and we believe our relationship with our employees is good. During the end of 2004 and January 2005 we released all our employees except for our new Chief Executive Officer and one additional employee.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 2.    Description of Property

         Our offices are at 15 E. 26th Street, Suite 1711, New York, New York 10010. We occupy approximately 4,500 sq. feet of space pursuant to sub-lease and pay $10,500 per month in rent. Our current facilities, together with third party fulfillment services, are adequate for our current level of operations.

Item 3.    Legal Proceedings

         We are not a party to any material legal proceedings. Certain cerditiors and shareholders of the Company threatened to bring claims against the Company in connection with the Restatement described in the Section headed "Recent Developments."

Item 4.    Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

         Our common shares are listed on the Over-the-Counter Bulletin Board or OTC BB and trade under the symbol "GNOI.OB" As a result of our failure to timely file our annual report on Form 10-KSB for the year ended September 30, 2004, on January 19, 2005, our symbol changed to "GNOIE.OB." On February 10, 2005, the last reported sale price of our common shares was $0.03 per share.

         The following table sets forth, on a per share basis, the range of high and low bid information for the common stock on the OTC Bulletin Board:

                                                        High            Low

Year Ended September 30, 2003
     First Quarter (October through December)          $0.23          $0.004
     Second Quarter (January through March)             0.85           0.13
     Third Quarter (April through June)                 1.99           0.25
     Fourth Quarter (July through September)            7.70           1.86

Year Ending September 30, 2004
     First Quarter (October through December)          $6.10           $1.30
     Second Quarter (January through March)             2.10            0.87
     Third Quarter (April through June)                 1.20            0.46
     Fourth Quarter (July through September)            0.92            0.29

         The  quotations  reflect  interdealer  prices  without  retail  markup,
markdown,   or  a  commission,   and  may  not  necessarily   represent   actual
transactions.

         As of February 10, 2005, there were 27,843,588 shares issued and outstanding and 887 registered holders of our common shares.

Dividends

         Genio has not paid any dividends on its common stock since inception. Genio does not anticipate declaration or payment of any dividends at any time in the foreseeable future.

Recent Sales of Unregistered Securities

         On July 21, 2003 we issued 15,484,448 shares of our common stock to four shareholders of Genio Inc. and its subsidiaries who are related to each other but were not related to us at the time of the exchange. The exchange was negotiated directly with the recipients of the shares without any general solicitation. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us in these transactions. The offering is claimed to be exempt under Section 4(2) of the Securities Act of 1933, as amended.

         We completed a private placement of 3,000,000 shares of our common stock and 3,000,000 warrants on July 23, 2003. Each warrant allows the holder to acquire an additional share of our common stock for $1.50 until July 23, 2005. A total of 19 investors purchased 2,000,000 of the shares and 2,000,000 of the warrants directly from us and six investors purchased 1,000,000 shares and 500,000 warrants from us through Vfinance Investments, Inc., a registered broker-dealer, who acted as our placement agent. The placement agent received a commission of $80,000 and 500,000 warrants, which are identical to the warrants issued to the investors, as a placement fee. The offering was made without any general solicitation and each investor represented in the securities purchase agreement that they were "accredited" investors as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us with the offering. The offering is claimed to be exempt under Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933, as amended.

         On September 26, 2003 we issued 895,000 shares of our common stock to several persons we believe are accredited investors. 827,500 of the shares issued were issued to 14 unaffiliated consultants for different types of consulting services under various consulting agreements. We issued the remaining 67,500 shares to settle various claims that arose prior to July 2003. Each of these transactions was negotiated directly with the recipient of the shares without any general solicitation. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us in these transactions. The offering is claimed to be exempt under Section 4(2) of the Securities Act of 1933, as amended.

         We completed a private placement of 476,190 shares of our common stock on December 8, 2003 and received proceeds of $1,000,000. The investors also were issued 238,095 Class A warrants and 476,190 Class B warrants. The Class A warrants allow the investors to acquire an additional 238,095 shares of our common stock for $2.92 per share for a period of five years. The Class B warrants allow the investors to acquire an additional 476,190 shares of our common stock for $2.10 per share during the period commencing December 8, 2003 and ending the earlier of January 8, 2005 or 30 trading days after the effective date of the registration statement covering our shares of common stock issued to the investors in the placement. The offering was made without any general solicitation and purchased by six investors, each of whom represented in the securities purchase agreement that they were "accredited" investors as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us with the offering. The offering is claimed to be exempt under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

         In July 2004 we issued 1,266,670 shares of our common stock to several persons who purchased our shares of common stock as part of the private placements in July 2003 and December 2003 to settle various claims that arose in connection with such person's right to register the shares they purchased. Each of these transactions was negotiated directly with the recipient of the shares without any general solicitation. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. No brokers were retained to assist us in these transactions. The offering is claimed to be exempt under Section 4(2) of the Securities Act of 1933, as amended.

         On July 13, 2004 we entered into an agreement with Crestview Master, LLC, ("Crestview") pursuant to which Crestview invested in us $1,500,000 in the form of a convertible debenture. The debenture is convertible into shares of common stock at a conversion price of $0.50 per share, subject to certain adjustments and anti-dilution provisions. In addition, we granted Crestview a warrant to purchase up to 900,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 900,000 shares of common stock at an exercise price of $1.00 per share. The offering was made without any general solicitation and purchased by an investor, whom represented in the securities purchase agreement it is an "accredited" investor as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. The offering is claimed to be exempt under Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933, as amended.

         On July 22, 2004 we entered into an agreement with Ocean Drive Capital, LLC pursuant to which Ocean invested in us $100,000 on terms that are substantially identical to those of the Crestview investment. We granted Sloan Securities a warrant to purchase up to 600,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 600,000 shares of common stock at an exercise price of $1.00 per share. The offering was made without any general solicitation and purchased by one investor that represented in the securities purchase agreement that it was an "accredited" investor as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. The offering is claimed to be exempt under Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933, as amended.

         On July 30, 2004 we entered into an agreement with Turquoise Partners, LLC pursuant to which Turquoise invested in us $150,000 on terms that are substantially identical to those of the Crestview investment. We granted Sloan Securities a warrant to purchase up to 90,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 90 shares of common stock at an exercise price of $1.00 per share. The offering was made without any general solicitation and purchased by one investor that represented in the securities purchase agreement that it was "accredited" as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. The offering is claimed to be exempt under Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933, as amended.

         On November 1, 2004 we entered into an agreement with one of our existing investors, Crestview Master, LLC, pursuant to which Crestview invested $300,000 in the form of a convertible debenture. The debenture bears interest at 8% per annum with a maturity date of December 31, 2005. The debenture is convertible into shares of our common stock at a conversion price of $0.20 per share, subject to certain adjustments and anti-dilution provisions. In addition, we issued to Crestview a warrant to purchase up to 750,000 shares of our common stock at an exercise price of $0.40 per share. Contemporaneously with such investment, we amended the convertible debentures and warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners. The maturity of the convertible debentures in the aggregate amount of $1,500,000, previously issued to Crestview and its affiliates, has been extended until December 31, 2005 and the conversion price has been reduced to $0.25 per share. The exercise price of the warrants previously issued to Crestview and its affiliates has been reduced to $0.60 per share. The offering was made without any general solicitation and purchased by investors that represented in the securities purchase agreement that they were "accredited" investors as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. The securities we issued are "restricted" securities and the certificates representing the securities bear a legend to that effect. The offering is claimed to be exempt under Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933, as amended.

         On February 15, 2005, we further amended the agreements with Crestview. In connection therewith: (i) Crestview has agreed to purchase a $150,000 Prime Plus 2% Convertible Debenture due April 30, 2005, (ii) the conversion price of the Restated 8% Convertible Debenture in the principal amount of $1,500,000 was reduced from $.25 to $.023, (iii) the exercise prices of the Restated Series A-1 warrants and A-2 warrants, each to purchase 900,000 shares of common stock, was reduced from $.60 to $.05 per share, (iv) the conversion price of the 8% Convertible Debenture due December 31, 2005 in the principal amount of $300,000 was reduced from $.20 to $.023, (v) the exercise price of the 750,000 warrants related to the $300,000 8% Convertible Debenture was reduced from $.40 to $.05 per share, (vi) Crestview shall have the right, but not the obligation, to appoint such number of directors of the Company as shall constitute a majority of the Board of Directors, until such time as the Crestview outstanding debentures have been fully converted or paid in full and (vii) Crestview agreed to execute and deliver a release to each of the three former independent directors. The consummation of this agreement is subject to the following conditions: (a) certain other shareholder will invest alongside Crestview another $150,000 of principal in a Prime Plus 2% Convertible Debenture and (b) Mr. Bar-Lavi, our former Chief Executive Officer, shall have rendered for cancellation without consideration all shares beneficially owned by him.

         Pursuant to our licensing agreement with Spin Master dated January 23, 2004, we granted Spin Master 30,000 shares of restricted common stock and a warrant to purchase 200,000 shares of common stock at a price per share of $1.30 and we issued to Moose 20,000 shares of restricted common stock. Pursuant to our licensing agreement with Moose dated April 3, 2004, we granted Moose 25,000 shares of restricted common stock and a warrant to purchase 120,000 shares of common stock. The 25,000 shares have not been issued to Moose to date.

         During the fiscal year ended September 30, 2004 we also issued 350,000 shares of common stock to CB Associates, LLC, 24,000 shares to Jaffoni and Collins, 200,000 shares to Mr. Cary Kolopsky and 100,000 shares to Sloan Securities. Theses shares were issued in connection with various services provided by the recipients of the shares.


Stock Option Plans

         Information Concerning the Plan and Other Company Equity Compensation Plans

         The following table sets forth information concerning the number of shares of our common stock that may be issued under all of our equity compensation plans existing on September 30, 2004:


                                                        Equity Compensation Plan Information

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                    outstanding options         options, warrants and        (excluding securities
                                    warrants and rights                rights              reflected in column (a))
Plan Category                               (a)                          (b)                             (c)

Equity compensation plans                    0                            -                            0
approved by security holders

Equity compensation plans not            3,125,000                      $2.00                          0
approved by security holders

Total                                    3,125,000                      $2.00                          0

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

         We are a start-up developer and marketer of entertainment and leisure products. We have several products, including playing cards, toys and baby and nursery products manufactured by TOMY in the United Kingdom. Since our inception, most of our revenues have been derived from our card business.

         During the month of January 2005 the Board of Directors of the Company has determined to wind down the Company's operations as conducted to date due to the lack of sufficient funding. The Company released all its employees other than its Chief Executive Officer and one employee who is assisting in finalizing the audit. The Company is currently evaluating several options regarding its future financing of the registrant and its future operations.

         The Company's auditors have included in their audit report a paragraph raising substantial doubt about the company's ability to continue as a going concern.

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

Revenue Recognition

         Revenue related to sales of our products is generally recognized when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made with a return privilege are accounted for pursuant to SFAS # 48 "Revenue Recognition When Right of Return Exists." Accordingly, we have deferred revenue recognition of certain shipments until the retailer has sold the underlying product. As of September 30, 2004 and September 30, 2003 we deferred $0 and $0.4 million of revenue, respectively.

Beneficial conversion features of debt issuances and equity issuances

         The Company has issued convertible debt with conversion terms into common stock. The conversion terms are subject to valuations pursuant to EITF 98-5 and EITF 00-27, whereby the intrinsic value of such conversion terms into common stock is to be recorded as a form of interest expense over the term of the debt, while considering the conversion terms themselves or presented as a deemed dividend on the statement of operations for preferred equity conversion features. The calculated intrinsic value of the conversion terms are limited to the total proceeds obtained in the financing.

Accounting for Income Taxes

         As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded.

Stock-Based Compensation

         SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-- Transition and Disclosure, encourages, but does not require, companies to record compensation cost for stock based employee compensation plans at fair value. We have chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

Going Concern

         The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital at year end. The Company is in default of its line of credit. Those conditions raise substantial doubt about the abilities to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

FASB 123 (revised 2004) - Share-Based Payments

         In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

         A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

         The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

         The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

         The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

Management believes the effects of adopting this revision to FASB 123, will approximate recording those amounts currently reported as compensation herein on a pro-forma basis as allowed under FASB 123.

Results of Operations

         The following table sets forth our income statement data as a percentage of net sales for the periods indicated below.

                                       Year Ended September   Period From May 14, 2003 (inception)
                                             30, 2004                 to September 30, 2003
 Net sales                                    100.0%                         100.0%
 Cost of sales                                 73.9%                          53.8%
                                                                              -----
 Gross profit                                  26.1%                          46.2%
 Selling expenses                              69.3%                          67.0%
 General and administrative expenses           97.3%                          63.4%
 Equity based compensation                     40.3%                         336.9%
 Depreciation and amortization                   .3%                           0.1%
                                              ------                          -----
 Net loss from operations                    (181.2%)                       (421.3%)
 Other income and (expense)                   (67.4%)                         (3.9%)

         Results of Operations for the year ended September 30, 2004 and the period from May 14, 2003 (Inception) to September 30, 2003.

         Net sales increased $2.7 million to $4.0 million for the year ended September 30, 2004 from $1.3 million for the period from May 14, 2003 (inception) to September 30, 2003. The increase in sales consisted primarily of full year revenues of Genio cards and Mighty Beanz card products compared to an approximately 4.5 month period ended September 30, 2003.

         Cost of sales for the year ended September 30, 2004 increased $2.3 million to $3.0 million from $0.7 million for the period from May 14, 2003 (inception) to September 30, 2003. Cost of sales consists of those expenses directly related to the production of Genio Cards and Mighty Beanz card products and associated costs including direct card production costs.

         Gross profit for the year ended September 30, 2004 was $1.0 million, or 26% as a percentage of net sales. Gross margin decreased as a percentage of net sales to 26% in 2004 from 46% in 2003 primarily due to the write-down of inventory related to a lower of cost or market adjustment.

         Selling expenses were $2.8 million, or 69% of sales, for the year ended September 30, 2004 consisting of shipping expenses, royalties, advertising, marketing and publicity. Selling expenses increased slightly as a percentage of sales by 2% from 67% of sales in 2003. Genio incurred selling expenses to promote and launch Genio Cards and Mighty Beanz card products through various marketing mediums.

         General and administrative expenses increased from 63% of sales for the period from May 14, 2003 (inception) to September 30, 2003 to 97% of sales for the year ended September 30, 2004, to $3.9 million. General and administrative expenses consist of payroll and payroll taxes, professional fees, rent, bad debts and travel. The increase is primarily related to the impact of a full year of general and administrative expenses coupled with significant professional fees.

         Equity based compensation was $1.6 million and $4.4 million for the year ended September 30, 2004 and the period from May 14, 2003 (inception) to September 30, 2003, respectively, consisting of costs for the issuance of stock options and for consultants who were paid for their services in our common stock.

         The Company reported a net loss of $10.0 million, or $(0.38) per share for the year ended September 30, 2004 and a net loss of $5.5 million, or ($0.22) per share for the period from May 14, 2003 (inception) to September 30, 2003.

Liquidity and Capital Resources

Overview

         As of September 30, 2004, we had $418,970 in cash and cash equivalents. Net cash used in operations for the year ended September 30, 2004 was approximately $3 million consisting of a net loss of approximately $10.0 partially offset by non-cash adjustments of $4.6 million in common stock, options and warrants issued, bad debts of $0.8 million and an inventory write down of $1.5 million as well as an increase in accounts payable and accrued expenses of $0.8 million. Total cash provided by financing activities of $2.9 million was primarily the result of the proceeds from the common stock issued and the proceeds from convertible debentures and the line of credit.

IIG Loan

         On May 4, 2004 we entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted us a credit line of up to $3,000,000 based on our receivables. The amount outstanding from time to time under the loan agreement shall not exceed 75% of the net face amount of certain eligible receivables, plus 30% of the face amount of certain qualified delinquent receivables, minus reserves as set forth in the loan agreement. As of September 30, 2004, the maximum availability under the loan agreement was approximately $300,000, of which $256,442 has been drawn down by us.

In connection with the loan agreement we granted IIG a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.0625 per share.

Crestview, Ocean Drive Capital and Turquoise Partners

         On July 13, 2004 we entered into an agreement with Crestview Master, LLC, pursuant to which Crestview invested in us $1,500,000 in the form of a convertible debenture. The debenture bears interest at 8% per annum with a maturity date of July 31, 2005. The debenture was convertible into shares of common stock at a conversion price of $0.50 per share, subject to certain adjustments and anti-dilution provisions. In addition, we granted Crestview a warrant to purchase up to 900,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 900,000 shares of common stock at an exercise price of $1.00 per share.

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

         On July 22, 2004 we entered into an agreement with Ocean Drive Capital, LLC pursuant to which Ocean Drive Capital, LLC invested in us $100,000 on terms that are substantially identical to those of the Crestview investment. We granted Sloan Securities a warrant to purchase up to 600,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 600,000 shares of common stock at an exercise price of $1.00 per share.

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

         On November 1, 2004 we entered into an agreement with one of our existing investors, Crestview Master, LLC, pursuant to which Crestview invested in us an additional amount of $300,000 in the form of a convertible debenture. The debenture bears interest at 8% per annum with a maturity date of December 31, 2005. The note is convertible into shares of our common stock at a conversion price of $0.20 per share, subject to certain adjustments and anti-dilution provisions. In addition, we issued to Crestview a warrant to purchase up to 750,000 shares of our common stock at an exercise price of $0.40 per share. Contemporaneously with such investment, we amended the convertible debentures and warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners. The maturity of the convertible debentures in the aggregate amount of $1,500,000, previously issued to Crestview, Ocean Drive Equities and Turquoise Partners, has been extended until December 31, 2005 and their conversion price has been reduced to $0.25 per share. The exercise price of the warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners has been reduced to $0.60 per share.

         On February 15, 2005, we further amended the agreements with Crestview. In connection therewith: (i) Crestview has agreed to purchase a $150,000 Prime Plus 2% Convertible Debenture due April 30, 2005, (ii) the conversion price of the Restated 8% Convertible Debenture in the principal amount of $1,500,000 was reduced from $.25 to $.023, (iii) the exercise prices of the Restated Series A-1 warrants and A-2 warrants, each to purchase 900,000 shares of common stock, was reduced from $.60 to $.05 per share, (iv) the conversion price of the 8% Convertible Debenture due December 31, 2005 in the principal amount of $300,000 was reduced from $.20 to $.023, (v) the exercise price of the 750,000 warrants related to the $300,000 8% Convertible Debenture was reduced from $.40 to $.05 per share, (vi) Crestview shall have the right, but not the obligation, to appoint such number of directors of the Company as shall constitute a majority of the Board of Directors, until such time as the Crestview outstanding debentures have been fully converted or paid in full and (vii) Crestview agreed to execute and deliver a release to each of the three former independent directors. The consummation of this agreement is subject to the following conditions: (a) certain other shareholder will invest alongside Crestview another $150,000 of principal in a Prime Plus 2% Convertible Debenture and (b) Mr. Bar-Lavi (our former CEO), shall have rendered for cancellation without consideration all shares beneficially owned by him or members of his immediate family except for 250,000 shares and 3,000,000 shares as to which Mr. Bar-Lavi acts as a trustee.

Item 7.    Financial Statements



                       Genio Group, Inc. and subsidiaries

                                    CONTENTS
--------------------------------------------------------------------------------

                                                                     Page
                                                                     ----

REPORT OF INDEPENDENT REGISTERED PUBLIC
         ACCOUNTING FIRM                                             F - 2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet                                           F - 3

Consolidated Statements of Operations                                F - 4

Consolidated Statements of Changes in Stockholders' Deficit          F - 5

Consolidated Statements of Cash Flows                                F - 6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                       F - 7 to 28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Genio Group, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Genio Group, Inc. and subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholder's deficit, and cash flows for the year ended September 30, 2004 and the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2004, and the results of its operations and cash flows for the year ended September 30, 2004 and the period ended September 30, 2003 in conformity with generally accepted accounting principles (United States).

         The accompanying financial statements have been prepared assuming that Genio Group, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                               /s/ RADIN,GLASS & CO., LLP
                                                   RADIN, GLASS & CO, LLP
                                                   Certified Public Accountants

New York, New York
February 11, 2005

                     GENIO GROUP, INC. and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                             September 30, 2004

                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $    418,970
  Accounts receivable, net                                                  184,771
  Inventories, net                                                          168,577
  Prepaid expenses                                                            9,703
                                                                       ------------
          Total current assets                                              782,021

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $1,439                 15,823

Intangible assets, net                                                       15,000
                                                                       ------------

                                                                       $    812,844

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expense                                 $  1,430,710
  8% Convertible debenture due July 14, 2005                              1,750,000
  Line of credit payable                                                    256,442
                                                                       ------------
          Total current liabilities                                       3,437,152

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock - par value $.0001, per share; authorized,
  200,000,000 shares;  27,843,588 shares issued and outstanding               2,784
  Additional paid in capital                                             14,664,745
  Accumulated deficit                                                   (15,491,097)
  Unearned compensation                                                  (1,800,740)
                                                                       ------------
          Total stockholders' deficit                                    (2,624,308)
                                                                       ------------
                                                                       $    812,844
                                                                       ============


The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC and subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For the period
                                                                                     May 14, 2003
                                                                 Year Ended         (Inception) to
                                                                September 30,        September 30,
                                                                    2004                  2003
                                                                ------------         ------------
Net sales                                                       $  3,999,735         $  1,292,352
Cost of sales                                                      2,957,073              694,646
                                                                ------------         ------------
          Gross profit                                             1,042,662              597,706

Selling expenses                                                   2,772,775              866,276
General and administrative expenses                                3,891,146              819,168
Equity based compensation                                          1,612,757            4,354,080
Depreciation and amortization                                         13,232                2,344
                                                                ------------         ------------
          Loss from operations                                    (7,247,248)          (5,444,162)

Other income and (expense)
    Interest expense                                              (1,685,375)                  --
    Shares issued and accrued for registration penalties          (1,012,002)                  --
    Miscellaneous                                                    (52,310)             (50,000)
                                                                ------------         ------------
Loss before provision for income taxes                            (9,996,935)          (5,494,162)
Provision for income taxes                                                 0                    0
                                                                ------------         ------------
NET LOSS                                                          (9,996,935)          (5,494,162)
                                                                ============         ============
Basic and diluted earnings (loss) per share                           ($0.38)              ($0.22)
                                                                ============         ============
Weighted-average shares outstanding-
    basic and diluted                                             26,482,419           24,901,277
                                                                ============         ============


The accompanying notes are an integral part of this statement.

                        Genio Group, Inc and subsidiaries
                 Consolidated Statement of Stockholder's Deficit


                                                 Common Stock                                        Unearned
                                            Shares        Amount         APIC        Deficit       Compensation       Total
                                          ----------      ------    -----------    ------------     -----------    -----------
Balance May 14, 2003 (Inception)            0            $0            $0             $0              $0              $0

Recapitalization                          21,849,728       2,184         11,775              --              --         13,959

Common shares issued for services            895,000          90      2,404,925              --        (142,525)     2,262,490

Value of options issued                           --          --      2,608,999              --        (517,494)     2,091,505

Stock issued in private placement          3,000,000         300      2,919,640              --              --      2,919,940

Net loss post recapitalization                    --          --             --      (5,494,162)             --     (5,494,162)
                                          ----------      ------    -----------    ------------     -----------    -----------
Balance September 30, 2003                25,744,728      $2,574     $7,945,339     ($5,494,162)      ($660,019)    $1,793,732

Common shares issued for services            909,000          91      1,354,516              --        (243,000)     1,111,607
Common shares issued for
    registration penalties                 1,266,670         127        911,875              --              --        912,002

Amortization                                      --          --             --              --       1,320,384      1,320,384
Common shares retired pursuant
    to settlements                          (553,000)        (56)      (283,991)             --              --       (284,047)

Value of options and warrants issued              --          --      3,795,554              --      (2,218,105)     1,577,449

Stock issued in private placement            476,190          48        941,452              --              --        941,500

Net loss                                          --          --             --      (9,996,935)             --     (9,996,935)
                                          ----------      ------    -----------    ------------     -----------    -----------
Balance September 30, 2004                27,843,588      $2,784    $14,664,745    ($15,491,097)    ($1,800,740)   ($2,624,308)
                                          ==========      ======    ===========    ============     ===========    ===========


The accompanying notes are an integral part of this statement.

             GENIO GROUP, INC and subsidiaries
           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         For the period
                                                                                          May 14, 2003
                                                                       Year Ended        (Inception) to
                                                                      September 30,       September 30,
                                                                           2004                2003
                                                                       -----------         -----------
Cash flows from operating activities
  Net loss                                                             ($9,996,935)        ($5,494,162)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                           13,232               2,344
   Write down of inventory                                               1,495,438
   Reserve for returns and bad debts                                       836,148
    Common stock, stock options and warrants issued                      4,637,395           4,354,080
    Changes in assets and liabilities
      Accounts receivable                                                   44,749          (1,040,668)
      Inventories                                                         (566,613)         (1,097,402)
      Prepaid expenses and other current assets and intangibles            161,678            (196,381)
      Accounts payable and accrued expense                                 797,498             647,086
      Deferred revenue                                                    (433,367)            433,367
                                                                       -----------         -----------
          Net cash used in operating activities                         (3,010,777)         (2,391,736)
                                                                       -----------         -----------

Cash flows from investing activities
    Purchase of furniture and equipment                                    (31,748)            (14,062)
    Deferred financing costs                                               (20,000)
    Loss on disposal of equipment                                           19,411
                                                                       -----------         -----------
          Net cash used in investing activities                            (32,337)            (14,062)
                                                                       -----------         -----------

Cash flows from financing activities
    Common stock issued, net                                               941,500           2,919,940
    Proceeds from issuance of convertible debentures                     1,750,000
    Proceeds from line of credit                                           256,442
                                                                       -----------         -----------
          Net cash provided by financing activities                      2,947,942           2,919,940
                                                                       -----------         -----------

          NET INCREASE (DECREASE) IN CASH                                  (95,172)            514,142
Cash at beginning of period                                                514,142                   0
                                                                       -----------         -----------

Cash at end of period                                                  $   418,970         $   514,142
                                                                       ===========         ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                       $    65,563         $         0
        Taxes                                                               12,691                   0
Noncash investing and financing transactions:

        Shares issued for penalties                                    $   912,002         $         0
       Equity issued for services and debt                               5,150,161         $ 5,014,014

The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


ORGANIZATION

Subsequent to year end, primarily due to the lack of financing, Genio Group, Inc. (formerly National Management Consulting, Inc. and referred to herein as "Genio" or the "Company") has closed all operations and terminated all but one of its employees. One of the directors resigned as the chairman of the audit committee and was appointed as the acting CEO and CFO of the Company in order to orchestrate an orderly liquidation of the Company's assets and seek settlement agreements with the creditors.

Genio was a developer and marketer of entertainment and leisure products. Genio holds a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(TM), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). The Genio Card collection was available in select national retailers in the United States. Genio Cards consist of 360 illustrated cards that take children on a journey through 30 subject categories: from the history of dinosaurs and attributes of reptiles to facts about motor Sports and manmade landmarks.

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

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $9,996,935 and $5,494,162 for the year ended September 30, 2004 and for the stub period May 14, 2003 to September 30, 2003, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at September 30, 2004 and negative cash flow from operations for the year ended September 30, 2004 and the period ended September 30,

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


2003. The Company is in default of its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

PRINCIPLES OF CONSOLIDATION

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

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives used in computing depreciation range from three to five years for equipment and furniture and the remaining lease period for leasehold improvements. In accordance with SFAS 144, the Company periodically evaluates the carrying value of its furniture and equipment for circumstances which may indicate impairment.

REVENUE RECOGNITION

Revenue related to sales of the Company's wholesale products was recognized when products were shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made with a return privilege are accounted for pursuant to SFAS # 48 "Revenue Recognition When Right of Return Exists." The Company had only commenced shipments as of September 30, 2003, the amount of future returns could not be reasonably estimated at that time.

The Company also has sold a separate and unrelated product directly to the consumer via an infomercial. These sales, which were not material, are recorded upon notification of such merchandise being sold and the sales order being filled by an independent fulfillment center.

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


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

STOCK OPTIONS

The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recognized as of the grant when the estimated fair value of stock options issued with an exercise price equal to or greater than the fair value of the common stock on the date of grant. The Company uses the "intrinsic" method for determining compensation expense for new options whereby expense is recorded for the quoted market price of the stock issued, or in the case of options, for the difference between the stock's quoted market price on the date of the grant and the option exercise price. When the market price at the date of the grant exceeds the exercise  price of the  underlying  shares,  compensation  expense is  recorded.
Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

If the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:


        ------------------------------------------- ------------------- -------------------
                                                    For   the   year    For  the  period
                                                    ended September     ended September
                                                    30, 2004            30, 2003
        ------------------------------------------- ------------------- -------------------
        Net    loss     available     to    common
        shareholders, as reported                      $(9,996,935)        $(5,494,162)


                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


        ------------------------------------------- ------------------- -------------------
        Add:   Stock-based   compensation  expense
        included in the reported  net income,  net
        of related tax effects                                               949,587
        ------------------------------------------- ------------------- -------------------
        Deduct:  Stock-based compensation,  net of
        tax                                               ( 37,202)         (949,587)
        ------------------------------------------- ------------------- -------------------
        Net    loss     available     to    common
        shareholders, pro-forma                       $(10,034,137)        $(5,494,162)
        ------------------------------------------- ------------------- -------------------

        ------------------------------------------- ------------------- -------------------
        Basic earnings per share:
        ------------------------------------------- ------------------- -------------------
        As reported -                                    $ (.38)             $ (.22)
        ------------------------------------------- ------------------- -------------------
        Pro-forma -                                      $ (.38)             $ (.22)
        ------------------------------------------- ------------------- -------------------


         The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

         In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Blach-Scholes option pricing model with the following weighted average assumptions:

        -------------------- --------------------------------- ---------------------------------------------
                                                                      For Years Ended September 30,
        -------------------- --------------------------------- ----------------------- ---------------------
                                                                        2004                   2003
        -------------------- --------------------------------- ----------------------- ---------------------
                             Risk free interest rate                   4.00%                   4.3%
        -------------------- --------------------------------- ----------------------- ---------------------
                             Expected life                           2-3 years              2-3 years
        -------------------- --------------------------------- ----------------------- ---------------------
                             Dividend rate                             0.00%                  0.00%
        -------------------- --------------------------------- ----------------------- ---------------------
                             Expected volatility                       41.0%                  76.0%
        -------------------- --------------------------------- ----------------------- ---------------------





CONCENTRATION OF CREDIT RISK

Periodically, the Company holds cash in the bank in excess of $100,000, which exceeds the FDIC insurance limits and is therefore uninsured.

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


NEW ACCOUNTING PRONOUNCEMENTS

FASB 132 -  Employers'  Disclosure  about  Pensions  and Other  Post  Retirement
Benefits

In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures. The Company has adopted the above new accounting pronouncement.

FASB 151 -  Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43,relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary asstes. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management believes the effects of adopting this revision to FASB 123, will approximate recording those amounts currently reported as compensation herein on a pro-forma basis as allowed under FASB 123.

NOTE 2 -  RESTATEMENT

         The Company has determined that a portion, approximately $660,000 of the revenues and costs of sales related to the sales recorded in the Company's results of operations for the quarters ended March 31, 2004 and June 30, 2004, respectively, and reported in the quarterly results of operations in the Company's quarterly reports on Form 10-QSB for the fiscal quarters ended March 31,2004 and June 30, 2004, respectively (the "Interim Financial Statements"), were subject to a right of return by the customer. Pursuant to SFAS No. 48,"Revenue Recognition When Right of Return Exists," revenue subject to a right of return and the related cost of sales should be recorded only upon the fulfillment of certain conditions, including payment. Accordingly, should be that no revenues or costs related to these sales should have been recorded in the Company's results of operations until the Registrant received payment therefore. The Company received nominal payments of less than $50,000 during the quarter ended September 30, 2004 against the sales recorded in the quarter ended March 31, 2004. In November 2004, $50,000 was received against the sale in the quarter ended March 31, 2004. The Company does not believe it is entitled to any additional amounts with respect to any of these sales. Although there are significant amounts of inventory held at these customers, this inventory has been written down to its estimated realizable value as of September 30, 2004.

The Company has not filed its amended quarterly reports on Form 10-QSB for the fiscal quarters ended March 31, 2004 and June 30, 2004.


NOTE 3 -  LOSS PER SHARE

Loss per share is computed in accordance with SFAS 128. Basic EPS is computed using weighted average shares outstanding, while diluted EPS is computed using weighted average shares outstanding plus shares representing stock distributable under stock-based plans computed using the treasury stock method. The common stock equivalents were not included in the effect of dilutive stock options because they had an anti-dilutive effect.

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


NOTE 4 -  ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2004 consisted of the following:

          Gross receivables                  $ 1,020,919

          Allowance for returns                 (480,409)
          Allowance for doubtful accounts       (355,739)
                                             -----------

          Accounts receivable, net           $   184,771
                                             ===========

The allowance for doubtful accounts reflects the Company's best estimate of probable losses by specific allowance for known troubled accounts.

NOTE 5 -  INVENTORIES

Inventories at September 30, 2004, consisted entirely of finished products and shipping supplies as follows:

          Gross inventory               $ 1,664,015
          Allowance for saleability      (1,495,438)
                                        -----------

          Inventory, net                $   168,577
                                        ===========

Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004



NOTE 6 -  FURNITURE AND EQUIPMENT, NET

Furniture and equipment at September 30, 2004, consisted of the following:

          Showroom Display            $  8,362

          Molds                          8,900

          Accumulated depreciation      (1,439)
                                      --------

          Net                         $ 15,823
                                      ========

During the year ended September 30, 2004, the Company recorded a loss on the disposal of equipment totaling $19,411 (cost of $28,548 net of accumulated depreciation of $9,137).

NOTE 7 -  INTANGIBLE ASSETS

Intangible assets consist of deferred financing costs and are being amortized over a one year period.

NOTE 8 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other liabilities at September 30, 2004 consist of the following:

          Accounts payable             $  848,726
          Accrued expenses                232,510
          Accrued royalties               155,000
          Accrued penalties               100,000
          Accrued payroll and taxes        16,386
          Accrued interest                 28,570
          Other                            49,518
                                       ----------

          Total                        $1,430,710
                                       ==========

NOTE 9 -  INCOME TAXES

At September  30, 2004,  the Company had net  operating  loss  carryforwards  of approximately $12,600,000 for book and tax purposes, expiring in year 2022 through 2024. These carryforwards are subject to possible limitation on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code).

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


At this time, the Company does not believe it can reliably predict future taxable profits. Accordingly, the increase in deferred tax assets of $3,399,000 to approximately $4,800,000 has been reduced fully by the valuation allowance.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the year ended September 30, 2004 is as follows:

          ---------------------------------------------------    -----------
          Loss before income taxes                               $(9,996,935)
          ---------------------------------------------------    -----------
          Computed expected tax credit at 34%                      3,399,000
          ---------------------------------------------------    -----------
          Operating loss for which no benefits were provided      (3,399,000)
          ---------------------------------------------------    -----------
          Provision of income taxes                              $        --
          ---------------------------------------------------    -----------

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company provides all employees with non-contributory healthcare benefits. The Company has no other benefit plans at this time.

NOTE 11 - LINE OF CREDIT

On May 4, 2004 the Company entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted the Company a credit line of up to $3,000,000 based on a percentage of certain receivables. This agreement provides for interest, collateral management and account management fees. In the event that such fees were less than $20,000 for the month, then the minimum monthly fee of $20,000 was due. As of September 30, 2004, $256,442 was owed on such credit line. In connection with the loan agreement we granted IIG a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.0625 per share. Such warrants were valued at $212,491 and expensed. The Company defaulted on the terms of this credit line. The interest rate on such line of credit is the greater of prime rate plus 4.25 per annum or 8.75%. The default in interest rate shall be prime rate plus 10% per annum. The Company is in dispute with the lender as to the terms of the loan agreement and amounts due. The Company is attempting to settle the debt with the lender.

NOTE 12 - CONVERTIBLE DEBENTURES

On July 15, 2004, the Company issued a convertible debenture to Crestview Master, LLC. in the principal amount of $1,500,000 pursuant to a private placement transaction with Crestview. The convertible debenture matures on July 14, 2005 and bears interest at the rate of eight percent (8%) per annum. Interest is payable quarterly at the Company's option in cash or shares common stock. The note is convertible into shares of common stock at a fixed conversion price of $0.50 per share. In connection with the issuance of the debenture, the Company entered into a registration rights agreement with Crestview, the terms of which require that the Company file a registration statement with the Commission covering the shares of common stock underlying the debenture.

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


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

The terms of the convertible note prohibit conversion of the note to the extent that conversion of the note would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of outstanding shares of common stock. A holder may waive the 9.99% limitation upon 61 days' prior written notice to the Company.

In connection with the foregoing, we issued warrants to Crestview Master, LLC to purchase up to 1,800,000 shares of our common stock pursuant to a private placement transaction with Crestview. Crestview may exercise the warrant through July 14, 2009. The exercise prices under the warrant are $0.80 per share with respect to 900,000 shares and $1.00 per share with respect to 900,000 shares acquired upon exercise of the warrant. The terms of the warrant prohibit exercise of the warrant to the extent that exercise of the warrant would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of outstanding shares of common stock. A holder may waive the 9.99% limitation upon 61 days' prior written notice to us. See subsequent events footnote for amendment to the terms of this convertible debenture.

On July 22, 2004 we entered into an agreement Ocean Drive Capital pursuant to which Ocean Drive Capital invested $100,000 on terms that are substantially identical to those of the Crestview investment. The Company granted Ocean Drive Capital a warrant to purchase up to 60,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 60,000 shares of common stock at an exercise price of $1.00 per share.

On July 30, 2004 we entered into an agreement with Turquoise Partners, LLC pursuant to which Turquoise invested $150,000 on terms that are substantially identical to those of the Crestview investment. The Company granted Turquoise a warrant to purchase up to 90,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 90,000 shares of common stock at an exercise price of $1.00 per share.

NOTE 13 - STOCK OPTIONS and WARRANTS

A. Warrants

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


Warrant activity is summarized as follows:

                                               Weighted
                                               Average
                                               Warrants     Exercise Price
                                               ---------      --------
    Inception May 2003
            Issued                             3,000,000      $   1.50
            Expired or cancelled                      --            --
            Exercised                                 --            --
                                               =========      ========
          Outstanding at September 30, 2003    3,000,000      $   1.50
            Issued                             3,384,285    .80 - 2.92
            Expired or cancelled                      --            --
            Exercised                                 --            --
                                               ---------      --------
          Outstanding at September 30, 2004    6,384,285      $   1.37
                                               =========      ========

The following table summarizes information about warrants outstanding and exercisable at September 30, 2004:


                                                                 Outstanding
                                           -------------------------------------------------------
                                                                   Weighted-              Weighted-
                                                                    Average                average
                                                                   Remaining               exercise
                                             Shares              life in years              price
                                           ---------                  ----                   -----
    Range of exercise prices
           $0.80                           2,100,000                  4.88                   $0.80
           $1.06                             250,000                  4.67                    1.06
           $1.31                             320,000                  1.75                    1.31
           $1.50                           3,000,000                  0.75                    1.50
           $2.10                             476,190                  0.75                    2.10
           $2.92                             238,095                  4.25                    2.92
                                           ---------                  ----                   -----
                                           6,384,285                  1.48                   $1.37
                                           =========                  ====                   =====

All of the above warrants are exercisable.

B. Stock Option Plans

The Company accounts for its stock option issued under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized, provided such

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004 stock options were issued at market price. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation' for disclosure purposes; accordingly, no compensation expense is recognized in the results of operations for options granted at fair market value as required by APB Opinion No. 25.

Stock option activity for both qualified and unqualified options is summarized as follows:

                                                             Weighted
                                                          Average Exercise
                                                  ------------------------------
                                                     Shares           Price
                                                     ------           -----
   Inception May 2003
           Granted                                  1,696,000          $1.50
           Exercised                                       --             --
           Expired or cancelled                            --             --
                                                    ---------          -----
   Outstanding at September 30, 2003                1,696,000          $1.50
          Granted                                   1,500,000          $2.53
          Exercised                                        --             --
          Expired or cancelled                        (71,000)         $1.50
                                                    ---------          -----
   Outstanding at September 30, 2004                3,125,000          $2.00

Information, at date of issuance, regarding stock option grants during the year ended September 30, 2004:

                                                                  Weighted-
                                                                   Average
                                                  Weighted-  -------------------
                                                   Average   Exercise     Fair
                                                   Shares      Price      Value
                                                   ------      -----      -----
   Year ended September 30, 2004
   Exercise price is equal to market price      1,500,000      $2.53     $1.33

The  following  table   summarizes   information   about  warrants  and  options
outstanding and exercisable at September 30, 2004:


                                                           Outstanding and exercisable
                                     ---------------------------------------------------------------
                                                   Weighted-average   Weighted-Average
                                       Number       remaining life       Exercise          Number
                                     Outstanding       in years           Price          Exercisable
                                     -----------   ----------------   ----------------   -----------

  Range of exercise prices:
       $.01 to $1.00                  2,450,000          3.51              .88          2,312,501
       $1.01 - $1.50                  4,620,000          1.79             1.46          4,570,000
       $2.00 - $3.00                  2,439,285          1.50             2.52          1,414,285
                                    -----------                                         ---------
                                      9,509,285                                         8,296,786

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


The compensation expense attributed to the issuance of the stock options will be recognized as they are earned. These stock options are exercisable for three years from the grant.


NOTE 14 - CAPITAL STOCK

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

In connection with the private placement of common stock, the Company agreed to file a registration statement for the resale of the common stock and shares of common stock underlying the warrants by October 21, 2003. The Company has not filed said registration statement and is required to pay penalties at the rate of $30,000 for each 30 days the filing is late. The registration statement was not effective by January 21, 2004, the Company was required to pay monthly penalties at the rate of 1% of the market value of the securities.

During the period ended September 30, 2003, the Company issued 1,752,500 shares at various prices in lieu of cash for services provided by consultants and other professionals. The Company valued these shares using the closing price per share of the Company's common stock on the date the underlying shares were granted. The Company valued these services $3,309,625, which $3,167,276 was expensed.
Another $2,608,999 was recorded for options issued, which $2,091,505 was expensed. The portion of the aforementioned equity rights not expensed were recorded as unearned compensation at September 30, 2003.

In November 2003, the Company, based upon review of financial statements and other information, entered into a rescission agreement with certain individuals who had sold their

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


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

In the third quarter ended June 30, 2004, the Company entered into two licensing agreements for the Company to distribute certain branded products of other manufacturers. The Company issued 50,000 shares of its common stock and warrants to purchase another 320,000 shares of common stock at $1.08. These payments for the licensing agreements were valued at $353,606 and recorded to unearned compensation to be amortized over the term of such agreements.

In July 2004, the Company agreed to issue 1,266,670 shares of common stock in lieu of penalties attributed to the failure to file a timely registration and obtain an effective registration on selected shares related to the aforementioned private placements. These shares have been valued at $912,002 or $.72 a share. These penalties satisfied with common stock have been recorded as an expense in fiscal 2004. The Company had not settled with other shareholders also entitled to penalties for the failure to obtain an effective registration, as a consequence the Company is accruing penalties at $10,000 a month. As of September 30, 2004, there was $100,000 accrued for such penalties.

In the third and fourth quarters of fiscal 2004, the Company issued 167,500 shares for settlements on terminated service agreements for which an $116,626 was recorded as an expense, another 95,000 shares were returned to treasury for settlements on terminated service agreements for which a $74,037 reduction to consulting fees was recorded.

During the year ended September 30, 2004, the Company issued 520,500 shares of common stock at various prices in lieu of cash for services provided by consultants and other professionals. The Company valued these shares using the closing price per share of the Company's common stock on the date the underlying shares were granted, which amounted to

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


$988,971. Approximately, $745,971 of such amount was expensed in fiscal 2004, while the balance was recorded as unearned compensation. There were also stock options granted at exercise prices ranging from $1.50 to $2.74, valued at $3,795,554, which $1,577,449 has been expensed this fiscal year. The Company also issued 150,000 stock options to three of its directors, which vest over 24 months at an exercise price of $.60 per share.


NOTE 15 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company had two reportable business segments: a worldwide license to manufacture and sell specific categories of products based upon globally recognized entertainment characters and the other was a retail sales endeavor for a few unrelated consumer products, which was not a significant segment. The consumer product segment for the sale of these consumer products can be summarized as follows, while the balance of the assets, liabilities and operations are attributed to the sales of entertainment characters represents the remainder of the Company's reported balance sheet and operations, not presented.

                                Consumer Products
                                -----------------

Identifiable Assets:

Accounts receivable                 $       0
Inventory                              43,577
Total assets                        $  43,577


Identifiable Liabilities:

Accts payable & accrued liab        $  43,765
Total liabilities                   $  43,765

Sales                               $ 196,741
Cost of sales                          78,770
General & admin & other               203,860
Net (loss) income                   $ (86,678)


NOTE 16 - ACQUISITION OF TELE-V (Genio Cards)

On July 9, 2003, the Company entered into a definitive acquisition agreement with Tele-V, Inc., a New York corporation ("TV"), its principal shareholder and all of its subsidiaries and affiliates (collectively, "TV"), to acquire all of the capital stock of TV (the "Acquisition"). TV is a direct response and marketing firm which also holds a worldwide license to manufacture and sell

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


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


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable approximates fair value due to their short-term nature. In view of the financial position of the Company, it is not practical to estimate the fair value of the liabilities.

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


NOTE 18 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company currently leases its primary office space on a month to month lease. Rent expense for the year ended September 30, 2004 and the period ended September 30, 2003 was $156,870 and $48,272, respectively.

In October 2004, the Company entered a lease agreement for office space for the period November 1, 2004 through December 31, 2005 at $10,500 a month. A $21,000 security deposit has been made with the execution of the lease.

Royalty / License Agreements

The Company has a license from Marvel Characters, Inc. and Marvel Enterprises, Inc. for the worldwide rights to use the Marvel universe of characters in the sale and promotion of the Company's product. The Company has two separate merchandising agreements, whereby the Company licensed certain proprietary subject matter to be used in the sale and promotion of the Company's product.

Advertising and marketing expenses (which encompass media spending and consumer promotions costs) included in selling, general and administrative expenses amounted to approximately $1,128,000 for the year ended September 30, 2004 and $447,000 for the period ended September 30, 2003.

Consulting Agreements

The Company has entered into a part-time sales consulting agreement terminating on June 30, 2005. This agreement requires a monthly non-recoverable payment of $7,500 per month through December 31, 2003. The above minimum monthly payment shall be offset against commissions earned on sales of product at 1/2 of 1%.

The Company has a revenue share agreement with an unrelated entity that provides for 5% of net sales on Genio products up to an aggregate of $20,000,000 in Genio product sales. The Company paid $41,882 and $118,907, respectively, for the period ended September 30, 2003 and the year ended September 30, 2004, under the terms of this agreement.

Employment Agreements

The Company has employment agreements with four of its executive officers. All of the officers under these agreements have resigned or have been terminated post year end.

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


Litigation

Certain shareholders and creditors of the Company threatened to bring claims against the Company in connection with the actions described in the Current Reports on Form 8-K filed by the Company on November 24, 2004 and December 1, 2004.


NOTE 19 - MAJOR CUSTOMERS/SUPPLIER

The Company had sales to three major US retailers which individually represent greater then 10% of total sales. These three major customers represent 44% of the total accounts receivable. The Company believes that the loss of any one of these customers could have an adverse effect on results. The Company had one major supplier, that was a related entity.

NOTE 20 - OTHER TRANSACTIONS

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

Diversified Capital and CDKNet

On October 22, 2002, as amended on January 5, 2003, the Company entered into an Asset Purchase Agreement wherein the Company purchased from CDKNet.com, Inc., certain assets, namely the entity known as Diversified Capital Holdings, LLC and certain assets of the entity known as the CDKNet, LLC. The owners of Diversified Capital Holdings, LLC ("Diversified") and certain stockholders and officers of CDKNet.com, Inc. were also stockholders and officers of the Company. The purchase price was $339,000 for the assets in the form of a secured promissory note that bears interest at the rate of five percent (5%), payable monthly until February 2006. The assets acquired included stock positions in small public companies, and certain debt instruments. Effective June 30, 2003, the Company reached an agreement to fully settle its obligations under the Note with CDKNet.com, Inc. On July 21, 2003, the Company and CDKNet.com, Inc. executed a settlement agreement (the "CDK Settlement"), pursuant to which the CDK Note has been settled in full without any cash payment by the Company in exchange for (i) the Company's releasing any right, title and interest to 34,750 shares of Series A preferred stock of CDK.net.com, Inc. held by an escrow agent; (ii) cancellation of license of technology held by the Company from CDKNet, LLC; and
(iii) assignment by the Company of its right, title, and interest in certain promissory notes held by the Company and certain marketable securities. As a result of this transaction between entities that have common control, the Company recorded an increase to additional paid in capital of $196,310.

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


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


NOTE 21 - RELATED PARTY TRANSACTIONS

TACTICA

On September 7, 2004, the Company wired $150,000 to a subsidiary of IGIA, Inc. ("Tactica"), a public company. IGIA was an affiliate of the then Chief Executive Officer. These monies were an investment pursuant to a "Distribution Agreement" dated September 7, 2004, which expired on October 31, 2004. The funds were invoiced at $68,354 for the purchase of 3,386 vacuum cleaners and $81,646 for "media advertising", per invoice from Tactica. The total disbursements related to this Distribution

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004


Agreement amounted to $343,896, through October 20, 2004. On October 21, 2004, Tactica filed for bankruptcy. As of September 30, 2004, there were vacuum cleaners held in inventory by the Company in the amount of $43,577, which were sold after year end. The Company has been paid the proceeds from the sale. Through September 30, 2004 there was approximately an $80,000 loss recorded related to this Distribution Agreement, which excludes revenues and expenses incurred post September 30, 2004.


NOTE 22 - FOURTH QUARTER ADJUSTMENTS - UNAUDITED

The Company recorded reserves to inventory in the amount of $1,495,000 in the fourth quarter.

The common shares issued for registration penalties recorded in the fourth quarter amounted to $912,000, which was offset by an accrual recorded of $49,000.

Allowances for bad debts and returns recorded in the fourth quarter were in the amount of $836,000.

NOTE 23 - SUBSEQUENT EVENTS - UNAUDITED

$500,000 CONVERTIBLE DEBENTURE

On November 1, 2004, the registrant entered into an agreement with one of its existing investors, Crestview Master, LLC, pursuant to which Crestview invested $500,000 in the form of a convertible debenture. The debenture bears interest at 8% per annum with a maturity date of December 31, 2005. The note is convertible into shares of common stock at a conversion price of $0.20 per share, subject to certain adjustments and anti-dilution provisions. In addition, the registrant issued to Crestview a warrant to purchase up to 750,000 shares of its common stock at an exercise price of $0.40 per share. Only $300,000 of such debenture was received.

Contemporaneously with such investment, the registrant amended the convertible debentures and warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners. The maturity of the convertible debentures in the aggregate amount of $1,500,000, previously issued to Crestview and its affiliates, has been extended until December 31, 2005 and the conversion price has been reduced to $0.25 per share. The exercise price of the warrants previously issued to Crestview and its affiliates has been reduced to $0.60 per share.

$150,000 CONVERTIBLE DEBENTURE

On February 15, 2005, the securities purchase agreements with Crestview, were amended again, pursuant to the Second Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 "Second Amendment". Crestview has agreed to purchase a $150,000 Prime Plus 2% Convertible Debenture due April 30, 2005. Highlights of this Second Amendment are as follows; (a) contemporaneous with such investment, the Company reduced the conversion price

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
   For the period ended September 30, 2003 and year ended September 30, 2004 of the Restate 8% Convertible Debenture in the principal amount of $1,500,000 from $.25 to $.023, (b) the exercise prices of the Restate Series A-1 warrants and A-2 warrants, each to purchase 900,000 shares of common stock were reduced from $.60 to $.05 per share, (c) the conversion price of the 8% Convertible Debenture due December 31, 2005 in the principal amount of $300,000 was reduced from $.20 to $.023, (d) the exercise price of the750,000 warrants related the $300,000 8% Convertible Debenture was reduced from $.40 to $.05 per share, (e) Crestview has the right, but not the obligation, to appoint such number of directors of the Company as shall constitute a majority of the Board of Directors, until such time as the Crestview outstanding debentures have been fully converted or paid in full, (f) Upon execution of the amendment Crestview shall execute and deliver a release to each of the three former independent directors.

Additional terms for this financing were another shareholder shall or will arrange for another $150,000 investment of principal in a debenture and Shai Bar-Lavi, former CEO shall have rendered for cancellation without consideration all shares owned by him or members of his immediate family.

Conversion of the debentures or exercise of the aforementioned warrants is at the option of the holder, hence the beneficial conversion feature and repriced warrants will be expensed upon valuations of such equity rights, but will be limited to the principal amount of such debentures.
These debentures also carry a prepayment penalty in the amount of 120% of principal.

If such debentures were converted there would be an additional 84,782,609 shares issued, resulting in greater than 50% of the shares outstanding, after the conversion.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements with accountants on accounting and financial disclosures from the inception of the Company through the date of this Annual Report.

Item 8A.   Disclosure Controls and Procedures

         During the year ended September 30, 2004 and during the months thereafter, the Company determined that the functioning of the disclosure controls and procedures was inadequate and, accordingly, the Form 10-Q's for the quarters ended March 31, 2004 and June 30, 2004 would need to be restated. As a result of the errors noted the Board of Directors performed an investigation. Subsequent thereto, all of the officers have been replaced. Prior to this replacement of management, the Company believes that material weaknesses existed in both the controls over financial reporting and controls over paperwork, especially including customer contracts. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

         Management is responsible for establishing and maintaining adequate internal controls over financial reporting. During the 90 days prior to the issuance of this report, management has evaluated internal controls, as they related to the Company as it is now being wound down. In view of the winding down of operations, the Company does not believe that it is necessary to remediate all of the material weakness that have been disclosed. Management is working to correct the weaknesses in financial reporting controls and paperwork control where relevant to the continuing operations.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Compliance with Section 16(a) of the Exchange Act of the Registrant

         Officers and Directors

         Our directors, executive officers, and significant employees and their respective ages and positions with the Company as of September 30, 2004 were as follows:

Name                         Age       Position

Shai Bar-Lavi (1)            45        Chairman of the Board and Chief Executive Officer

Andrew J. Schenker (2)       44        Chief Financial Officer, Senior Vice President, Secretary
                                       and Director

Yaron Ben-Horin (3)          35        Chief Operating Officer

Bruce Holland (4)            52        Executive Vice President - Sales

Susan Eisner (5)             58        President

Matthew Cohen (6)            46        Director

Timothy R. Curran (7)        49        Director

Gary Mankoff (8)             59        Director

(1) Mr. Bar-Lavi resigned from the position of Chief Executive Officer on November 1, 2004. He was replaced by Steven Lux who resigned on January 17, 2005.

(2) Mr. Schenker resigned from the positions of Chief Financial Officer, Senior Vice President, Secretary and Director on January 17, 2005.

(3) Yaron Ben-Horin resigned from his position of Chief Operating Officer on January 10, 2005.

(4) Mr. Holland's employment with the Company was terminated on December 3, 2004.

(5) Ms. Eisner resigned from her position as President on December 28, 2004.

(6) Matthew Cohen was appointed Chief Executive Officer of the Company on January 17, 2005.

(7)      Mr.  Curran resigned from the Board of Directors on January 17, 2005.

(8)      Mr. Mankoff resigned from the Board of Directors on January 17, 2005.

         Shai Bar-Lavi had been our Chairman and Chief Executive Officer since July 2003 upon our acquisition of Genio Inc. (formerly Tele-V, Inc.). On November 1, 2004 Mr. Bar-Lavi transitioned his position of Chief Executive Officer. Prior to the acquisition, Mr. Bar-Lavi was the sole member and manager of Tele-V, LLC from May 2002 through July 2003. He was also previously Chief Executive Officer of ElbitVflash Inc., a subsidiary of Elron Technologies (Nasdaq: ELRN), from January 2000 through January 2003, where he oversaw the development of technology and marketing applications, including the Vflash Messaging technology and NowCode wireless advertising. From April 1999 through January 2000 he was the Chief Executive Officer of CDKnet, LLC where he oversaw development of CDK multimedia technology and Mixfactory online CD customization. He previously owned a television production company, Top Line Communications and served as President Partner of Shalom America, a television station carried by Time Warner cable from 1989 to 1998.

         Andrew J. Schenker served as a director from October 2002 to November 2003 at which time he resigned from the Board and became our Chief Financial Officer and Senior Vice President. He was elected director again in May 2004. He was also the President of CDKnet.com, Inc. January 2002 to June 2004 and was a director of CDKnet.com from May 1998 to June 2004. He was also the sole officer and director of Dominix, Inc. from April 2002 to May 2004. From 1986 through 2001 at Symbol Technologies, Inc., a New York Stock Exchange listed company he held several management level financial positions. His last position at Symbol was as General Manager for Education Marketing-Worldwide.

         Yaron Ben-Horin has been our Chief Operating Officer since July 21, 2003. On November 8, 2004 as part of a reorganization his title was changed to Senior Vice President - Product Development. From September 2002 to July 2003 Mr. Ben-Horin was a manager of Tele-V, LLC. From December 1999 to September 2002 he served as Vice President, Operations and Creative Director at NowMarketing, Inc., a marketing technology company. Previously, from 1996 to December 1999 he was a consultant to Internet, technology and advertising firms.

         Bruce Holland has been our Executive Vice President since July 2003. On November 8 his title was changed to Senior Vice President - Sales. Prior to joining Genio, Mr. Holland served as President of the Birchcrest-Holland Corporation. This company was a National Marketing and Sales organization that sold to major mass merchants, drug, specialty, and food retailers. Mr. Holland's expertise is bringing new products to market. Before this, he was president and shareholder of The Resource Corporation, which manufactured and sold leisure products and toys to mass retailers. Also during this time, he was president and shareholder of the One-Tech Corporation, a computer accessories manufacturer specializing in children's products. Mr. Holland spent 14 years as the CEO and owner of ACW Industries, which was the largest distributor of inorganic chemicals in New England. He is a member of the Rhode Island Bar Association. He is also a graduate of Suffolk University Law School and Brown University.

         Susan Eisner was our President from November 2003 to November 1, 2004. Effective November 1, 2004, she has transitioned to the position of Senior Vice President - Business Development. From 1989 to April 2003, she held several executive positions at 4 Kids Entertainment, Inc., a New York Stock Exchange listed licensing and entertainment company with her most recent position being Senior Vice President of Licensing where she supervised all domestic and international licensing programs for the Pokemon brand, including the licensing of the popular trading card series with Wizards of the Coast and the licensing and marketing of toys, television series and movies based on the characters. Prior to joining 4 Kids Entertainment, Inc. Ms. Eisner served more than ten years as the Business Development Manager for the Golden Nugget Hotel and Casino, managing the New York office for the Atlantic City property. Previously, Ms. Eisner worked in the record industry holding marketing positions with Motown Records, Elektra/Asylum Records and Infinity Records in Los Angeles and New York.

         Matthew Cohen joined our Board of Directors on August 1, 2004, and is the chairman of our Audit Committee. He has been the Chief Financial Officer of Sea Aerosupport, Inc. since May 2004. Mr. Cohen specializes in the development of financial and operational infrastructure, and corporate recovery work. Some of his responsibilities include the implementation and interfacing of information systems indigenous to the aviation business. He also manages all treasury functions, human resource management, payroll and management reporting. Mr. Cohen sits on the Board of Directors of three public companies.

         Timothy R. Curran joined our Board of Directors on August 1, 2004 and is the chairman of our Nominating / Corporate Governance Committee. From 2001 to date, Mr. Curran has engaged in entrepreneurial activities. He was an executive officer of Symbol Technologies, Inc. from 1984 to 2001. During that time, he developed the strategic and operational plans that enabled the company to grow from $3 million to over $1.4 billion. He held various positions in finance, distribution, operations and sales management. His last position was Vice President and General Manager, Worldwide Distribution. Mr. Curran is a Certified Public Accountant licensed in New York State, he also serves on the Board of Directors and is President of the Long Island Players Club, a non-profit recreational organization.

         Gary Mankoff joined our Board of Directors on August 1, 2004 and is the chairman of our Compensation Committee. Since July 2002, Mr. Mankoff has served as Chief Operating Officer of AGI Media, a unit of MeadWestvaco Corp.'s Consumer Packaging Group, focused on packaging for media and entertainment applications throughout the United States and Europe. Previously, from December 2000 to July 2002 he served as vice president/general manager of AGI Media's U.S. division and has held a number of senior management positions in the home entertainment industry.

         All directors serve for a term of two years or until his/her successor is elected and qualified. All officers hold office until the first meeting of the board of directors after the annual meeting of stockholders next following his/her election or until his/her successor is elected and qualified. A director or officer may also resign at any time.

         Recent Developments

         On January 17, 2005 three of the directors of the Company - Timothy R. Curran, Gary Mankoff and Andrew J. Schenker, resigned from their positions as directors of the Registrant. Mr. Schenker also resigned from his positions as Chief Financial Officer, Senior Vice President and Secretary. At such time, Steven Lux, the Chief Executive Officer of the Company, resigned as well. The Board of Directors of the Registrant appointed Matthew J. Cohen as the Company's new Chief Executive Officer. During December 2004 and January 2005, the employment of Bruce Holland, our Senior Vice President Sales; Susan Eisner, or Senior Vice President - Business Development and Yaron Ben-Horin our Senior Vice President - Product Development, has been terminated.

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

Committees of the Board of Directors

         On September 22, 2004, our Board of Directors formed an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, all of which were comprised of our three independent directors, Gary Mankoff, Timothy Curren and Matthew Cohen. The Board of Directors has also adopted charters for each of the committees. As a result of the resignation of three of our directors on January 17, 2005, we no longer have active Audit, Compensation and Nominating/Corporate Governance Committees.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on the Company's review of the copies of such reports by it, the Company believes that during fiscal 2004 all such filings were made, except that: (i) Susan Eisner, our President, inadvertently failed to file on a timely basis a Form 3 with respect to her holdings as of November 3, 2003, the date she became an officer; (ii) Andrew J. Schenker, our Chief Financial Officer, inadvertently failed to file on a timely basis a Form 3 with respect to his holdings as of November 3, 2003, the date he became an officer; (iii) Yaron Ben-Horin, our Chief Operating Officer, inadvertently failed to file on a timely basis a Form 3 with respect to his holdings as of July 21, 2003, the date he became an officer, (iv) Steve Lux, our President and Chief Executive Officer, inadvertently failed to file on a timely basis a Form 3 with respect to his holdings as of November 1, 2004, the date he became an officer and (v) Gary Mankoff, Timothy Curren and Matthew Cohen inadvertently failed to file on a timely basis a Form 3 with respect to their respective holdings as of August 1, 2004, the date they became directors of the Company.

Item 10.   Executive Compensation

         The following table sets forth information concerning the compensation received by the Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers on September 30, 2004:

Summary Compensation Table

Name and                                                      Other Annual
Principal                                                     Compensation   Restricted       Options    LTIP       All Other
Position                   Year    Salary ($)    Bonus ($)    ($)            Stock Awards      SARs     Payouts    Compen-sation
Shai Bar-Lavi              2004   175,576          0            0                0              0          0            0
 Chief Executive           2003    76,154 (1)      0            150,000 (2)      0              0          0            0
 Officer
                           2002    0               0            0                0              0          0            0

Susan Eisner               2004    160,334         0            0                0              $282,000   0            0
 President                 2003    0               0            0                0              0          0            0
                           2002    0               0            0                0              0          0            0

Andrew J. Schenker         2004    122,067         0            0                0              $141,000   0            0
 Chief Financial           2003    0               0            0                0              0          0            0
 Officer
                           2002    0               0            0                0              0          0            0

Yaron Ben-Horin            2004    136,923         0            0                0              $200,046   0            0
 Chief Operating           2003    0               0            0                0              $100,222   0            0
 Officer
                           2002    0               0            0                0              0          0            0

Bruce Holland              2004    120,923         0            0                0              0          0            0
 Senior Vice President     2003    0               0            0                0              0          0            0
 - Product Development
                           2002    0               0            0                0              0          0            0

(1) Salary paid by us pursuant to Mr. Bar-Lavi's employment agreement with us and in connection with Mr. Bar-Lavi's employment by Genio, Inc. (formerly Tele-V, Inc.) and its subsidiaries prior to the merger.
(2) Payments for services provided by, and reimbursement of expenses of, Mr. Bar-Lavi and certain entities under his control.

Stock Options.

         The following  table sets forth  information on grants of stock options
during  fiscal  2004  for  our  executive  officers  and  directors.   No  stock
appreciation rights were granted during such period to such persons.


                          Number of       Percent of Total
                         Securities       Options Granted                                                Potential
                         Underlying       to Employees in    Exercise Price                              Realizable
                       Options Granted          Year            ($/Share)         Expiration Date          Value
Shai Bar-Lavi             0                    0                  N/A                N/A                     $        0
Susan Eisner              900,000              60.0%              2.76               11/3/2008               $1,269,000
Andrew Schenker           450,000              30.00%             2.76               11/3/2008               $  634,500
Bruce Holland             0                    0                  N/A                N/A                     $        0
Matthew Cohen             50,000               3.33%              0.60               8/1/2006                $   29,762
Timothy Curren            50,000               3.33%              0.60               8/1/2006                $   29,762
Matthew Cohen             50,000               3.33%              0.60               8/1/2006                $   29,762

         None of our executive officers exercised options during fiscal 2004.

         On October 28, 2003, we granted Ms. Eisner an option to acquire nine hundred thousand (900,000) shares of our restricted common stock, at an exercise price per share equal to the average closing price of the common stock during the forty (40) day period from November 3, 2003, vesting and exercisable according to the following schedule: 100,000 options upon execution of the agreement and 100,000 options each vesting and exercisable following the completion of six (6) months, twelve (12) months, eighteen (18) months, twenty-four (24) months and thirty (30) months of employment and 300,000 options vesting following completion of the thirty-six (36) months of the initial term. Provided such options have vested, the options will be exercisable for a five
(5) year term commencing from November 3, 2003 and Ms. Eisner will be entitled to piggyback registration rights to register the common stock underlying the option grant in the event Genio files a registration statement to register any stock options for other employees under an employee stock option plan.

         On November 3, 2003, we granted Mr. Schenker an option to acquire four hundred and fifty thousand (450,000) shares of our restricted common stock, at an exercise price per share equal to the common stock average closing price during the forty (40) day period from November 3, 2003, vesting and exercisable according to the following schedule: 75,000 options upon execution of the agreement and 75,000 options each vesting and exercisable following the completion of twelve (12) months, eighteen (18) months, twenty-four (24) months, thirty (30) months and thirty-six (36) months of the initial term of the employment agreement. Provided such options have vested, the options shall be exercisable for a five (5) year term commencing from November 3, 2003 and Mr. Schenker will be entitled to piggyback registration rights to register the common stock underlying the option grant in the event that we file a registration statement to register any stock options for other employees under an employee stock option plan.

Employee Pension, Profit Sharing or Other Retirement Plans.

         We do not have a defined benefit, pension plan, profit sharing, or other retirement plan.

Compensation of Directors.

         We pay our independent directors $5,000 per fiscal quarter and each of our independent directors was granted an option to purchase 50,000 shares. Our non-independent directors do not receive compensation for their service on the board.

         Employment Contracts.

         We entered into an employment agreement with Mr. Bar-Lavi, effective July 21, 2003, pursuant to which Mr. Bar-Lavi was serving as Chairman of our board of directors and Chief Executive Officer. Effective November 8, 2004 he has transitioned out of his position as Chief Executive Officer. The term of the employment agreement is two-years and provides for renewal options of up to three successive one-year terms. Mr. Bar-Lavi's salary under the agreement is $180,000 annually. At the board's discretion, he may receive additional bonus compensation. We may terminate Mr. Bar-Lavi's employment immediately for cause, as defined in the agreement, or without cause. Upon termination of Mr. Bar-Lavi's employment without cause, Mr. Bar-Lavi will be entitled to a severance payment as disclosed in the agreement. Mr. Bar-Lavi is entitled to participate, if eligible, in certain benefit programs as are generally provided by us to all of our employees. We will pay all premiums and other costs in connection with a life insurance policy as well as those expenses related to the lease and insurance of an automobile for Mr. Bar-Lavi subject to certain restrictions. Mr. Bar-Lavi is subject to certain confidentiality, non-compete and non-solicitation provisions as set forth in the agreement. Mr. Bar-Lavi must disclose and assign to us any know-how, discoveries, inventions, improvements and the like made received or conceived by Mr. Bar-Lavi during the term of his employment with us. On November 1, 2004, Mr. Bar-Lavi resigned as Chief Executive Officer and President of the Company. He continues to serve as the Chairman of the Company's Board of Directors.

         The Board had approved the hiring of Mr. Lux as our President and Chief Executive Officer effective, November 1, 2004. Although a formal employment agreement has not been entered into as of this time, Mr. Lux has agreed and the Board has approved payment to Mr. Lux of an annual salary of $180,000 and an auto allowance including expenses up to $1,000. Mr. Lux is also eligible to participate in any management bonus plan and is entitled to such benefits, including health insurance and vacation which are, or will be, provided to other senior executives of ours. Mr. Lux will be awarded a stock option incentive grant of 750,000 shares with a vesting plan to be determined by the Compensation Committee. Mr. Lux resigned effective January 17, 2005.

         We entered into an employment agreement with Ms. Susan Eisner, effective November 3, 2003 pursuant to which she was the Company's President. On November 1, 2004, her title was changed to Senior Vice President - Business Development. The term of the employment agreement is three-years and provides for renewal options of up to two successive one-year terms. Ms. Eisner's salary under the agreement is $180,000 annually. In addition, we also granted Ms. Eisner an option to acquire 900,000 shares of our restricted common stock, the terms of which are described in "Executive Compensation - Stock Options" below. Further, Ms. Eisner is eligible to participate in any management bonus plan and is entitled to such benefits, including health insurance and vacation that are, or will be, provided to other senior executives of ours. We may terminate Ms. Eisner's employment for cause as defined in the agreement. In the event we terminate Ms. Eisner's employment without cause or Ms. Eisner terminates her employment for cause Ms. Eisner is entitled to certain severance payments as disclosed in the agreement. In addition, upon such termination, any vested options plus 100,000 additional and previously unvested options shall be exercisable for only twelve months following the date of termination. Any remaining unvested options on the date of termination shall be immediately cancelled. During the initial term, or any renewal term and for a period of twelve months following the expiration or earlier termination of such term, Ms. Eisner may not (i) solicit, employ or interfere with any of our relationships with any person who, at the time thereof, is or shall be an employee of ours or who is under some other contractual relationship with us, nor may she interfere with or seek to adversely alter our relationship with, solicit or divert any supplier, licensee or distributor of ours; or (ii) seek or obtain employment with or provide services to any of the parties to the Marvel license agreement. Ms. Eisner resigned in December 2004.

         We entered into an employment agreement with Mr. Andrew J. Schenker, effective November 3, 2003, pursuant to which Mr. Schenker is serving as our Chief Financial Officer and Senior Vice President. The agreement provides for a three-year term and for renewal options of up to two successive one-year terms. Mr. Schenker's salary under the agreement is $135,000 annually. Mr. Schenker is eligible for a discretionary annual bonus to be awarded by our board, is eligible to participate in any management bonus plan and is entitled to such benefits, including health insurance and vacation which are, or will be, provided to other senior executives of ours. In addition, we also granted Mr. Schenker an option to acquire 450,000 shares of our restricted common stock, the terms of which are described in "Employee Compensation - Stock Options" below. We may terminate Mr. Schenker's employment for cause as defined in the agreement, in which case any unvested options will be cancelled and forfeited. We may also terminate Mr. Schenker's employment without cause in which case Mr. Schenker shall be entitled to certain severance payments as disclosed in the agreement. During the initial term, for any renewal term and for a period of twelve months following the expiration or earlier termination of such term, Mr. Schenker may not (i) solicit, employ or interfere with any of our relationships with any person who, at the time thereof, is or shall be an employee of ours or who is under some other contractual relationship with us, nor may he interfere with or seek to adversely alter our relationship with, solicit or divert any supplier, licensee or distributor of ours; or (ii) seek or obtain employment with or provide services to any of the parties to the Marvel license agreement. Mr. Schenker resigned in January 2005.

         We entered into an employment agreement with Mr. Yaron Ben-Horin July 21, 2003, pursuant to which he was the company's Chief Operating Officer. On November 8, 2004, his title was changed to Senior Vice President - Product Development. The employment agreement is for a two-year term and provides for a renewal option of up to three successive one-year terms. Mr. Ben-Horin's salary under the agreement is $100,000 annually. The agreement further provides for cash bonus compensation as disclosed therein. In addition, his employment agreement grants him an option to acquire 250,000 shares of our common stock at an exercise price of $1.50 per share, which shall vest as disclosed in the agreement. If Mr. Ben-Horin resigns or is terminated for cause on or before July 21, 2005, such options will be cancelled immediately and all options which were not vested prior to the date of such resignation or termination will be immediately cancelled. In addition, if Mr. Ben-Horin terminates his employment without cause or if his employment with us does not continue for any reason subsequent to the expiration of the agreement, the options that have not yet vested as of the date of such termination or expiration will be accelerated and become immediately exercisable and all of Mr. Ben-Horin's options will terminate ninety days from the date of such termination or expiration. We may terminate Mr. Ben-Horin's employment immediately for cause, as defined in the agreement. Upon termination of Mr. Ben-Horin's employment without cause by us, Mr. Ben-Horin is entitled to certain severance payments as disclosed in the agreement. Mr. Ben-Horin is entitled to participate in, if eligible, such benefit programs as are generally provided by us to all of our employees. We shall also pay for Mr. Ben-Horin's expenses related to the lease and insurance of an automobile subject to certain restrictions. Mr. Ben-Horin is subject to certain confidentiality, non-compete and non-solicitation provisions as disclosed in the agreement. With respect to any know-how, discoveries, inventions, improvements and the like, such items must be disclosed to us and Mr. Ben-Horin must assign any rights he may have in such items to us. Mr. Ben-Horin resigned in December 2004.

         No other executives or employees of the Company have employment contracts.

         In an attempt to reduce our expenses, on August 24, 2004, Ms. Eisner, Mr. Ben-Horin and Mr. Schenker agreed to defer any salary in excess of $120,000 per year until January 2005. Mr. Bar-Lavi agreed to defer any salary in excess of $60,000 per year for a similar period.

Item 11.   Security Ownership of Certain Beneficial Owners

         The following table sets forth, as of September 30, 2004, the number of and percent of our common stock beneficially owned by (a) all directors and nominees, naming them, (b) our executive officers, (c) our directors and executive officers as a group, without naming them, and (d) persons or groups known by us to own beneficially five percent (5%) or more of our common stock:

               Name and Address         Amount and Nature of           Percent
             of Beneficial Owner*       Beneficial Ownership          of Class
             --------------------       --------------------          --------

DIRECTORS AND OFFICERS:

Shai Bar-Lavi                              12,105,176 (1)              42.7%
Andrew J. Schenker                            300,000 (2)               **
Susan Eisner                                  305,000 (3)               **
Yaron Ben-Horin                               650,000 (4)              2.3%
Matthew Cohen                                  50,000 (5)               **
Timothy R. Curran                              50,000 (5)               **
Gary Mankoff                                   50,000 (5)               **
Bruce Holland                                       0                   **

5% OR MORE HOLDERS:

Steven A. Horowitz

    400 Garden City Plaza                   1,580,445 (6)              5.6%
    Garden City, NY 11530

Helen of Troy, LLC                          3,000,000 (7)              10.6%
      One Helen of Troy Plaza
      El Paso, Texas 79912

Crestview Master, LLC                      11,550,000 (8)              28.9%
      95 Revere Drive, Suite A
      Northbrook, IL 60062

All executive officers and                 13,510,176                 46.44%
directors as a group (9 persons)


* Unless otherwise indicated, the address of each beneficial owner is c/o Genio Group, Inc., 15 E. 26th Street, Suite 1711, New York, New York 10010. ** Less than 1%.

         (1) Comprised of: (i) 719,228 shares of common stock owned by Mr. Bar-Lavi, (ii) 1,798,060 shares owned by Anna Sachs Bar-Lavi, Mr. Bar-Lavi's wife, (iii) 1,078,288 shares of common stock held by several trusts for Mr. Bar-Lavi's children of which Mr. Bar-Lavi and his wife serve as co-trustees and (iv) 7,789,833 shares of common stock held in trusts of which Mr. Bar-Lavi is trustee.

         (2) Comprised of: (i) 150,000 shares of common stock and (ii) 150,000 shares underlying options exercisable within 60 days.

         (3) Comprised of (i) 5,000 shares of common stock (based on a Form 4 filed by Ms. Eisner on March 22, 2004) and 300,000 shares underlying options exercisable within 60 days.

         (4) Comprised of: (i) 500,000 shares of common stock, and (ii) 150,000 shares underlying options exercisable within 60 days.

         (5) Comprised of 50,000 shares underlying options exercisable within 60 days.

         (6)      Based on a Form 4 filed by Mr. Horowitz on October 31, 2003.

         (7) Based on a Schedule 13D filed by Helen of Troy, LLC on June 14, 2004. Helen of Troy granted Mr. Bar-Lavi an irrevocable proxy to vote the shares it owns until the later of (i) July 31, 2005 and (ii) the time that Helen of Troy no longer beneficially owns such shares.

         (8) Comprised of: (i) 8,500,000 shares issuable upon the conversion of a convertible debenture, which is exercisable within 60 days of the date hereof and (ii) 3,050,000 shares issuable upon the exercise of warrants exercisable within 60 days of the date hereof.

Item 12.   Certain Relationships and Related Transactions

         The Company has entered into employment agreements with each of Mr. Bar-Lavi, Ms. Eisner, Mr. Schenker and Mr. Ben-Horin, which are described in "Executive Compensation - Employment Contracts".

         On September 7, 2004, the Company wired $150,000 to Tactica ("Tactica"), a subsidiary of IGIA, Inc., a publicly traded company. IGIA was an affiliate of Mr. Bar-Lavi. This amount was an investment pursuant to a "Distribution Agreement" dated September 7, 2004, which expired on October 31, 2004. The funds were invoiced at $68,354 for the purchase of 3,386 vacuum cleaners and $81,646 for "media advertising", per invoice from Tactica. The total disbursements related to this Distribution Agreement amounted to $343,896, through October 20, 2004. On October 21, 2004, Tactica filed for bankruptcy. As of September 30, 2004, there were vacuum cleaners held in inventory by the Company in the amount of $43,577, which were sold after year end. The Company has been paid the proceeds from the sale. Through September 30, 2004, there was approximately an $80,000 loss recorded related to this Distribution Agreement, whch excludes revenues and expenses incurred post September 30, 2004.

Item 13.   Exhibits and Reports on Form 8-K

 a. Exhibits

         The Exhibits are included as part of this registration statement. Each item that is incorporated by reference form a previous filing is indicated by a number in parenthesis. Items electronically filed with this filing are indicated with an "F." Each item that has an exhibit number highlighted by an asterisk (*) is a management contract or compensation plan.

Exhibit No     Description                                                         Identifiers

3.1            By-laws                                                             (1)

3.2            Certificate of Incorporation, dated December 24, 1969, of Tyconda   (2)
               Minerals Corp. (DE)

3.3            Certificate of Amendment, dated May, 1983, changing name from       (2)
               Tyconda Minerals Corp. to Hy-Poll Technology, Inc.

3.4            Certificate of Amendment, dated September 22, 1996, changing name   (2)
               from Hy-Poll Technology, Inc. to Universal Turf, Inc.

3.5            Certificate of Amendment, dated November 10, 1999, changing name    (3)
               from Universal Turf, Inc. to Universal Media Holdings, Inc.

3.6            Certificate of Amendment, dated October 23, 2002, changing name     (4)
               from Universal Media Holdings, Inc. to National Management
               Consulting, Inc.

3.7            Certificate of Amendment, dated July 21, 2003, changing name from   (5)
               National Management Consulting, Inc. to Genio Group, Inc.

4.1            Specimen Stock Certificate                                          (6)

4.2            Form of Warrant, dated July 2003, having an exercise price of       (6)
               $1.50

4.3            Form of (A) Warrant, dated November 2003, having an exercise        (6)
               price of $2.92 per share

4.4            Form of (B) Warrant, dated November 2003, having an exercise        (6)
               price of $2.10 per share

4.5            Warrant, dated May 4, 2004, having an exercise price of $1.0625     (6)
               per share issued to IIG Capital, LLC

4.6            Form of Series A-1 Warrant, dated July 13, 2004, issued by the      (7)
               Company to Crestview Master, LLC, Ocean Drive Capital, LLC and
               Turquoise Partners, LLC


4.7            Form of Series A-2 Warrant, dated July 13, 2004, issued by the      (7)
               Company to Crestview Master, LLC, Ocean Drive Capital, LLC and
               Turquoise Partners, LLC




4.8            Form of Convertible Debenture, dated July 13, 2004, issued by the   (7)
               Company to Crestview Master, LLC, Ocean Drive Capital, LLC and
               Turquoise Partners, LLC

4.9            Prime Plus 2% Convertible Debenture, Due April 30, 2005 issued to
               Crestview Capital Master, LLC, dated February 15, 2005

10.1           Form of Registration Rights Agreement, dated November, 2003         (6)

10.2           Form of Registration Rights Agreement, dated July, 2003             (6)

10.3           Revenue Share Agreement, dated June 18, 2003, between
               GilGlobal Inc. and Tele-V

10.4           Loan and Security Agreement, dated May 4, 2004, between the
               Company and IIG Capital, LLC

10.5           Second Amendment, Extension and Addition to Securities Purchase
               Agreement, dated July 15, 2004.

31.1           Certification of Chief Executive, Principal Financial and
               Accounting Officer

32             Certificate of Chief Executive Officer and Principal Accounting
               Officer as required by 18 U.S.C. Section 1350

--------------
* To be filed by amendment.

(1)      Incorporated by reference to Form 10-QSB filed May 17, 2004.
(2)      Incorporated by reference to Form 8-K Report filed April 14, 2000.
(3)      Incorporated by reference to Form 8-K/A Report filed June 30, 2000
(4)      Incorporated by reference to Form 8-K Report filed October 30, 2002.
(5)      Incorporated by reference to Form 10-QSB filed August 20, 2003.
(6)      Incorporated by reference to Form 10-KSB filed January 13, 2004.
(7)      Incorporated by reference to Form SB-2 filed July 30, 2004.


Item 14. Principal Accountants' Fees and Services

Audit Fees

         For the fiscal years ended September 30, 2004 and September 30, 2003, Radin Glass billed the Company $42,000 and $50,900, respectively, for services rendered for the audit of the Company's annual financial statements included in its report on Form 10-KSB and the reviews of the financial statements included in its reports on Form 10-QSB filed with the SEC.

Audit Related Fees

         For each of the fiscal years ended September 30, 2004 and September 30, 2003, Radin Glass billed the Company $24,044 and $0, respectively, for assistance with SB-2 registration filings.

Tax Fees

         For the fiscal years ended September 30, 2004 and September 30, 2003, Radin Glass billed the Company $0 and $5,500, respectively, in connection with the preparation of tax returns and the provision of tax advice.

All Other Fees

         There were no other fees paid to Radin Glass during the fiscal years ended September 30, 2004 and September 30, 2003.

         All of the above fees were approved by the Board of Directors of the Company.

         The Board of Directors has considered whether the provision of non-audit services by Radin Glass is compatible with maintaining auditor independence.

         None of the services provided to the Company by Radin Glass were approved by the Audit Committee pursuant to the exception under paragraph
(c)(7)(ii)(c) of rule 2-01 of Regulation S-X.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                                Genio Group, Inc.

                                                /s/ Matthew J. Cohen
                                                --------------------------------
                                                By:   Matthew J. Cohen, Chief
                                                      Executive Officer
                                                Date: February 17, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Matthew J. Cohen                     Director and Chief Executive Officer   February 17, 2005
------------------------------------     (Principal Executive, Financial and
Matthew J. Cohen                         Accounting Officer)
