Form 10QSB
period 2004-12-31
GENIO GROUP INC
filed 2005-03-10
CIK 1100779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004.

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

                         15 East 26th Street, Suite 1711
                               New York, New York
                                 (212) 897-6914
                           (Address, telephone number,
                      including area code, of the principal
                      executive offices of the registrant)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes     No X
                                                                      --     --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of March 10, 2005 we had 27,843,588 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)


                                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $     74,163
  Accounts receivable, net                                                            22,114
  Inventories, net                                                                    95,372
  Other current assets                                                                21,301
                                                                                ------------
          Total current assets                                                       212,950

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $3,294                          18,968

Intangible assets, net                                                                10,000
                                                                                ------------
                                                                                $    241,918
                                                                                ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expense                                          $  1,460,678
  8% Convertible debenture                                                         2,050,000
  Line of credit payable                                                             208,186
                                                                                ------------
          Total current liabilities                                                3,718,864

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Common stock - par value $.0001, per share; authorized,
  200,000,000 shares;  27,843,588 shares issued and outstanding                        2,784
  Additional paid in capital                                                      14,812,808
  Accumulated deficit                                                            (17,501,345)
  Unearned compensation                                                             (791,193)
                                                                                ------------
          Total stockholders' deficit                                             (3,476,946)
                                                                                ------------
                                                                                $    241,918
                                                                                ============

The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC and subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Quarter Ended                 Quarter Ended
                                                  December 31, 2004             December 31, 2003
                                                  -----------------             -----------------
Net sales                                            $    320,330                $  1,188,856
Cost of sales                                              84,499                     264,538
                                                     ------------                ------------
          Gross profit                                    235,831                     924,318

Selling expenses                                          356,592                     800,468
General and administrative expenses                       667,954                     603,588
Equity based compensation                                 983,356                   1,215,389
Depreciation and amortization                               1,855                       1,172
                                                     ------------                ------------
          Loss from operations                         (1,773,926)                 (1,696,299)

Other income and (expense)
    Interest expense                                     (196,329)                          -
    Registration penalties                                (40,000)                    (71,000)
    Miscellaneous                                               -                     (17,671)
                                                     ------------                ------------

Loss before provision for income taxes                 (2,010,255)                 (1,784,970)

Provision for income taxes                                      -                           -
                                                     ------------                ------------

NET LOSS                                             $ (2,010,255)               $ (1,784,970)
                                                     ============                ============
Basic and diluted loss per share                     $      (0.07)               $      (0.07)
                                                     ============                ============
Weighted-average shares outstanding-
    basic and diluted                                  27,843,588                  25,751,170
                                                     ============                ============


The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC and subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                 Quarter Ended               Quarter Ended
                                                               December 31, 2004           December 31, 2003
                                                               -----------------           -----------------
Cash flows from operating activities
  Net loss                                                         $(2,010,255)               $(1,784,970)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                        6,855                      1,172
    Equity based compensation                                        1,157,610                  1,300,802
    Changes in assets and liabilities
      Accounts receivable                                              162,657                    374,346
      Inventories                                                       73,205                     (1,128)
      Prepaid expenses and other current assets                        (11,598)                   127,041
     Deferred revenue                                                                            (433,367)
      Accounts payable and accrued expense                              34,975                   (107,846)
                                                                   -----------                -----------
          Net cash used in operating activities                       (586,551)                  (523,950)
                                                                   -----------                -----------

Cash flows from investing activities
    Purchase of furniture and equipment                                 (5,000)                    (2,996)
                                                                   -----------                -----------
          Net cash used in investing activities                         (5,000)                    (2,996)
                                                                   -----------                -----------

Cash flows from financing activities
    Issuance of common stock                                                                      869,486
    Proceeds from issuance of convertible debentures                   300,000
   Loan from officers                                                                              65,000
    Paydown of line of credit                                          (53,256)
                                                                   -----------                -----------
          Net cash provided by financing activities                    246,744                    934,486
                                                                   -----------                -----------
          NET DECREASE IN CASH                                        (344,807)                   407,540
Cash at beginning of period                                            418,970                    514,142
                                                                   -----------                -----------
Cash at end of period                                              $    74,163                $   921,682
                                                                   ===========                ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                   $     9,800                          0
        Taxes                                                                0                          0
Noncash investing and financing transactions:
       Equity issued for services and debt                              73,036                          0
       Beneficial conversion feature valued                             75,000                          0


The accompanying notes are an integral part of this statement.

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month period ended December 31, 2004 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three month period ending December 31, 2004. The operating results for the three month ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Summary of Significant Accounting Policies

         ORGANIZATION

         During the quarter ended December 31, 2004, primarily due to the lack of financing, Genio has closed all operations and terminated all but one of its employees. One of the directors resigned as the chairman of the audit committee and was appointed as the acting CEO and CFO of the Company in order to orchestrate an orderly liquidation of the Company's assets and seek settlement agreements with the creditors.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of

$2,010,255 and $1,784,970 for the quarter ended December 31, 2004 and December 31, 2003, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at December 31, 2004 and negative cash flow from operations for the quarter ended December 31, 2004 and December 31, 2003. The Company is in default of its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

         STOCK OPTIONS

         There were no options issued or earned in this quarter, hence the pro-forma disclosure for stock based compensation under FASB 148 is not materially different than the loss and loss per share as presented on the statement of operations.

Note 3 - Convertible Debenture

         On November 1, 2004, the registrant entered into an agreement with one of its existing investors, Crestview Master, LLC, pursuant to which Crestview invested $500,000 in the form of a convertible debenture. The debenture bears interest at 8% per annum with a maturity date of December 31, 2005. The note is convertible into shares of common stock at a conversion price of $0.20 per share, subject to certain adjustments and anti-dilution provisions. In addition, the registrant issued to Crestview a warrant to purchase up to 750,000 shares of its common stock at an exercise price of $0.40 per share. Only $300,000 of such debenture was received. The warrants were valued at $73,063 and the beneficial conversion feature of such debt was valued at $75,000. The warrants and beneficial conversion feature were both expensed as interest expense in this quarter.

         Contemporaneously with such investment, the registrant amended the convertible debentures and warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners. The maturity of the convertible debentures in the aggregate amount of $1,500,000, previously issued to Crestview and its affiliates, has been extended until December 31, 2005 and the conversion price has been reduced to $0.25 per share. The exercise price of the warrants previously issued to Crestview and its affiliates has been reduced to $0.60 per share. The repriced warrants were repriced to the market price at the date of such repricing, therefore there is no additional expense to record for such repricing. Due to the repricing of these warrants, the valuation of such warrants is to be determined under variable accounting, hence fluctuations in the market price of the Company's common stock will require an adjustment to the valuation of such warrants quarterly.

Note 4 - Stock Warrants and Options

         A. WARRANTS

         Warrant activity is summarized as follows:

--------------------------------------------------------------------------------
                                              Weighted
                                              Average
                                              Warrants           Exercise Price
                                              --------           --------------

    Outstanding at September 30, 2004         6,384,285               $1.37
      Issued                                    750,000                0.40
      Expired or cancelled                           --               --
      Exercised                                      --               --
    Outstanding at December 31, 2004          7,134,285               $1.27
------------------------------------------------------------------------------

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

         Stock option activity for both qualified and unqualified options is summarized as follows:

--------------------------------------------------------------------------------
                                                            Weighted
                                                        Average Exercise
                                               ------------------------------
                                                 Shares                Price
                                                 ------                -----
Outstanding at September 30, 2003               3,125,000               $2.00
       Granted                                         --                  --
       Exercised                                       --                  --
       Expired or cancelled                    (1,000,000)              $2.49

Outstanding at December 31, 2004                2,125,000               $1.79
--------------------------------------------------------------------------------

         B. WARRANTS AND STOCK OPTION PLANS

         Information, at date of issuance, regarding warrants and stock option grants during the quarter ended December 31, 2004:

--------------------------------------------------------------------------------
                                                               Weighted-
                                                                Average
                                          Weighted-       ----------------------
                                           Average        Exercise      Fair
                                            Shares         Price        Value
                                            ------         -----        -----
Quarter ended December 31, 2004
Exercise price is above market price       750,000         $.40         $.10
--------------------------------------------------------------------------------

         The following table summarizes information about warrants and options outstanding and exercisable at December 31, 2004:

                                          Outstanding and exercisable


                                           Weighted-
                                            average     Weighted-
                                           remaining     Average
                               Number         life       Exercise       Number
                            Outstanding    in years       Price      Exercisable
                            -----------    --------       -----      -----------
Range of exercise prices:
     $.01 to $1.00           3,200,000       3.40          .77        3,087,500
     $1.01 - $1.50           4,420,000       1.72         1.46        4,370,000
     $2.00 - $3.00           1,639,285       1.25         2.41        1,289,285
                             ---------                                ---------
                             9,259,285                                8,746,785
                             =========                                =========

         The compensation expense attributed to the issuance of the stock options will be recognized as they are earned. These stock options are exercisable for three years from the grant.

Note 5 - Related Party Transactions

         TACTICA

         On September 7, 2004, the Company wired $150,000 to a subsidiary of IGIA, Inc. ("Tactica"), a public company. IGIA was an affiliate of the then Chief Executive Officer. These monies were an investment pursuant to a "Distribution Agreement" dated September 7, 2004, which expired on October 31, 2004. On October 21, 2004, Tactica filed for bankruptcy. As of December 31,
2004, there were no vacuum cleaners held in inventory by the Company. The Company has been paid the proceeds from the sale. The total loss incurred during the Distribution Agreement period from September 7, 2004 through October 31, 2004 was approximately $69,000, of which approximately $80,000 net loss related to the period ending September 30, 2004 and $11,000 net income related to the quarter ended December 31, 2004.

Note 6 - Subsequent Events

         $150,000 CONVERTIBLE DEBENTURE

         On February 15, 2005, the securities purchase agreements with Crestview, were amended again, pursuant to the Second Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 "Second
Amendment". Crestview has agreed to purchase a $150,000 Prime Plus 2% Convertible Debenture due April 30, 2005. Highlights of this Second Amendment are as follows; (a) contemporaneous with such investment, the Company reduced the conversion price of the Restate 8% Convertible Debenture in the principal amount of $1,500,000 from $.25 to $.023, (b) the exercise prices of the Restate Series A-1 warrants and A-2 warrants, each to purchase 900,000 shares of common stock were reduced from $.60 to $.05 per share, (c) the conversion price of the 8% Convertible Debenture due December 31, 2005 in the principal amount of $300,000 was reduced from $.20 to $.023, (d) the exercise price of the 750,000 warrants related the $300,000 8% Convertible Debenture was reduced from $.40 to $.05 per share, (e) Crestview has the right, but not the obligation, to appoint such number of directors of the Company as shall constitute a majority of the Board of Directors, until such time as the Crestview outstanding debentures have been fully converted or paid in full, (f) Upon execution of the amendment Crestview shall execute and deliver a release to each of the three former independent directors.

         Additional terms for this financing were another investor shall or will arrange for another $150,000 investment of principal in a debenture and Shai Bar-Lavi, our former CEO shall have rendered for cancellation without consideration all shares owned by him or members of his immediate family.

         Conversion of the debentures or exercise of the aforementioned warrants is at the option of the holder, hence the beneficial conversion feature and repriced warrants will be expensed upon valuations of such equity rights, but will be limited to the principal amount of such debentures. These debentures also carry a prepayment penalty in the amount of 120% of principal.

         If such debentures were converted there would be an additional 84,782,609 shares issued, resulting in a greater than 50% of the shares outstanding, after the conversion.

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

Results Of Operations

         OVERVIEW

         We were a start-up developer and marketer of entertainment and leisure products. Since our inception, most of our revenues have been derived from our card business.

         During the month of January 2005 the Board of Directors of the Company has determined to wind down the Company's operations as conducted to date due to the lack of sufficient funding. The Company released all its employees other than its Chief Executive Officer and one employee. The Company is currently evaluating several options regarding its future financing of the registrant and its future operations. The Company's auditors have included in their review report a paragraph raising substantial doubt about the company's ability to continue as a going concern.

         RESULTS OF OPERATIONS

         The following table sets forth our income statement data as a percentage of net sales for the periods indicated below.


                                              Quarter Ended     Quarter Ended
                                               December 31,      December 31,
                                                   2004              2003
                                              --------------    -------------

Net Sales                                         100.0%             100.0%
Cost of Sales                                      26.4%              22.3%
Gross Profit                                       73.6%              77.7%
                                              -------------------------------
Selling Expenses                                  111.3%              67.3%
General & Administrative Expenses                 208.5%              50.8%
Equity based compensation                         307.0%             102.2%
Depreciation & amortization                         0.6%               0.1%
                                              -------------------------------
Net Loss from Operations                         (553.8%)           (142.7%)
Other Income and (Expense)                        (73.8%)             (7.5%)

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2004 AND THE QUARTER ENDED DECEMBER 31, 2003.

         Net sales decreased $0.9 million to $0.3 million for the quarter ended December 31, 2004 from $1.2 million for the quarter ended December 31, 2003. The decrease in sales consisted primarily of full quarter revenues of Genio cards and Mighty Beanz card products compared to a wind down of operations in the first quarter of fiscal year 2005.

         Cost of sales for the quarter ended December 31, 2004 decreased $0.2 million to $0.1 million from $0.3 million for the quarter ended December 31, 2003. Cost of sales consists of those expenses directly related to the production of Genio Cards and Mighty Beanz card products and associated costs including direct card production costs.

         Gross profit for the quarter ended December 31, 2004 was $0.2 million, or 74% as a percentage of net sales. Gross margin decreased as a percentage of net sales by 4% from 78% for the quarter ended December 31, 2003, primarily due to the liquidation of inventory as a result of the wind down of operations.

         Selling expenses were $0.4 million, or 111% of sales, for the quarter ended December 31, 2004 consisting of shipping expenses, royalties, advertising, marketing and publicity. Selling expenses increased significantly as a percentage of sales from 67% of sales for the quarter ended December 31, 2003. Genio incurred selling expenses to promote and launch Genio Cards and Mighty Beanz card products through various marketing mediums.

         General and administrative expenses increased from 51% of sales for the quarter ended December 31, 2003 to 209% of sales for the quarter ended December 31, 2004, to $0.7 million. General and administrative expenses consist of payroll and payroll taxes, professional fees, rent, bad debts and travel. The increase is primarily related to the impact of a full quarter of general and administrative expenses coupled with a lower sales volume.

         Equity based compensation was $1.0 million and $1.2 million for the quarters ended December 31, 2004 and December 31, 2003, respectively, consisting of stock options previously issued by and for consultants who were paid for their services in our common stock.

         The Company reported a net loss of $2.0 million, or $(0.07) per share for the quarter ended December 31, 2004 and a net loss of $1.8 million, or ($0.07) per share for the quarter ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Overview

         As of December 31, 2004, we had $74,163 in cash and cash equivalents. Net cash used in operations for the quarter ended December 31, 2004 was approximately $0.6 million consisting of a net loss of approximately $2.0 million partially offset by non-cash adjustments of $1.2 million in non-cash compensation, as well as a decrease in accounts receivable of $0.2 million. Total cash provided by financing activities of $0.3 million was primarily the result of the proceeds from the common stock issued and the proceeds from convertible debentures and the line of credit.

         IIG Loan

         On May 4, 2004 we entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted us a credit line of up to $3,000,000 based on our receivables. The amount outstanding from time to time under the loan agreement shall not exceed 75% of the net face amount of certain eligible receivables, plus 30% of the face amount of certain qualified delinquent receivables, minus reserves as set forth in the loan agreement. As of December 31, 2004, the maximum availability under the loan agreement was approximately $300,000, of which $208,187 has been drawn down by us

         Crestview, Ocean Drive Capital and Turquoise Partners

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

         On February 15, 2005, we further amended the agreements with Crestview. In connection therewith: (i) Crestview agreed to purchase a $150,000 Prime Plus 2% Convertible Debenture due April 30, 2005, (ii) the conversion price of the Restated 8% Convertible Debenture in the principal amount of $1,500,000 was reduced from $.25 to $.023, (iii) the exercise prices of the Restated Series A-1 warrants and A-2 warrants, each to purchase 900,000 shares of common stock, was reduced from $.60 to $.05 per share, (iv) the conversion price of the 8% Convertible Debenture due December 31, 2005 in the principal amount of $300,000 was reduced from $.20 to $.023, (v) the exercise price of the 750,000 warrants related to the $300,000 8% Convertible Debenture was reduced from $.40 to $.05 per share, (vi) Crestview shall have the right, but not the obligation, to appoint such number of directors of the Company as shall constitute a majority of the Board of Directors, until such time as the Crestview outstanding debentures have been fully converted or paid in full and (vii) Crestview agreed to execute and deliver a release to each of the three former independent directors. The consummation of this agreement is subject to the following conditions: (a) certain other shareholder will invest alongside Crestview another $150,000 of principal in a Prime Plus 2% Convertible Debenture and (b) Mr. Bar-Lavi (our former CEO), shall have rendered for cancellation without consideration all shares beneficially owned by him or members of his immediate family.

Item 3.  Controls and Procedures.

         During the quarter ended December 31, 2004 and during the months thereafter, the Company determined that the functioning of the disclosure controls and procedures was inadequate and, accordingly, the Form 10-QSB's for the quarters ended March 31, 2004 and June 30, 2004 would need to be restated. As a result of the errors noted the Board of Directors performed an investigation. Subsequent thereto, all of the officers have been replaced. Prior to this replacement of management, the Company believes that material weaknesses existed in both the controls over financial reporting and controls over paperwork, especially including customer contracts. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

         Management is responsible for establishing and maintaining adequate internal controls over financial reporting. During the 90 days prior to the issuance of this report, management has evaluated internal controls, as they relate to the Company as it is now being wound down. In view of the winding down of operations, the Company does not believe that it is necessary to remediate all of the material weakness that have been disclosed. Management is working to correct the weaknesses in financial reporting controls and paperwork control where relevant to the continuing operations.

                           PART II-- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


R
                                    Exhibits

 (a)     Exhibits:

10.1 Amendment, Extension and Addition to Securities Purchase Agreement, dated July 15, 2004, dated October 28, 2004, between the Company and Crestview Capital Master Fund, LLC.

31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1     Certification  of Chief  Executive  Officer of pursuant to 18 U.S.C.  -
         Section 1350.

(b)      Reports on Form 8-K:

         (1) Current Report on Form 8-K, filed with the Securities and Exchange Commission on 11/5/2004.

         (2) Current Report on Form 8-K, filed with the Securities and Exchange Commission on 11/24/2004.

         (3) Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on 12/1/2004.

         (4) Current Report on Form 8-K, filed with the Securities and Exchange Commission on 12/6/2004.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature                            Title                        Date
     ---------                            -----                        ----

/s/ Matthew J. Cohen
--------------------------
    Matthew J. Cohen              Chief Executive Officer         March 10, 2005