Form 10QSB/A
period 2004-03-31
GENIO GROUP INC
filed 2005-06-10
CIK 1100779

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


         -----------------------------------------------------------------------
                     Delaware                              22-3360133
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)
         -----------------------------------------------------------------------

                        4020 South 57th Avenue, Suite 204
                              Lake Worth, FL 33463
                                 (561) 434-4011
                           (Address, telephone number,
                      including area code, of the principal
                      executive offices of the registrant)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No
                                                              ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of May 10, 2004 we had 26,238,918 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

Genio Group, Inc. (the "Company") is filing this Amendment No. 2 on Form 10-QSB/A to amend its quarterly report for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on May 17, 2004 (the "Original Filing") and amended on September 8, 2004 (Amendment No. 1). The purpose of this Amendment No. 2 is to restate the consolidated statement of operations due to an overstatement of revenues related to sales agreements with a right of return. This overstatement primarily related to one large sale agreement, which accounted for the $682,085 to net sales. As a result, the related cost of those sales was reduced $272,152, the accounts receivable was reduced by $682,085 and the inventory increased by $272,152.

ITEM 1.  FINANCIAL STATEMENTS.

                       Genio Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                           RESTATED
                                                                        March 31, 2004

                                     ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                                 $    183,087
  Accounts receivable, net                                                     780,169
  Inventories                                                                1,242,210
  Prepaid expenses and other current assets                                    321,042
                                                                          ------------
          Total current assets                                               2,526,508

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $4,938                    16,899
                                                                          ------------
          Total Assets                                                    $  2,543,407
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expense                                    $  1,113,264
  Due to officers                                                               65,000
                                                                          ------------
          Total current liabilities                                          1,178,264

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock - par value $.0001, per share; authorized,
    200,000,000 shares; 26,238,918 shares issued and outstanding                 2,623
  Additional paid in capital                                                11,819,680
  Accumulated deficit                                                       (8,408,131)
  Unearned consulting services                                              (2,049,029)
                                                                          ------------
          Total stockholder's equity                                         1,365,143
                                                                          ------------
          Total liabilities and stockholder's equity                      $  2,543,407
                                                                          ============

The accompanying notes are an integral part of this statement

                       Genio Group, Inc. and Subsidiaries
                      Consolidated Statements Of Operations
                                   (Unaudited)


                                                       RESTATED                RESTATED
                                                      Three Months            Six Months
                                                          Ended                  Ended
                                                        March 31,              March 31,
                                                          2004                   2004
                                                      ------------          ------------
Net sales                                            $    507,198           $  1,696,054
Cost of sales                                             228,213                492,751
                                                     ------------           ------------
          Gross profit                                    278,985              1,203,303

Selling expenses                                          458,281              1,258,749
General and administrative expenses                       575,915              1,179,503
Equity based compensation                                 315,091              1,530,480
Depreciation and amortization                               1,422                  2,594
                                                     ------------           ------------
          Loss from operations                         (1,071,724)            (2,768,023)

Other income and (expense)
    Penalties                                             (57,715)              (128,715)
    Miscellaneous                                             440                (17,231)
                                                     ------------           ------------
Loss before provision for income taxes                 (1,128,999)            (2,913,970)
Provision for income taxes                                      0                      0
                                                     ------------           ------------
Net loss                                             $ (1,128,999)          $ (2,913,970)
                                                     ============           ============

Basic and diluted earnings (loss) per share          $      (0.04)          $      (0.11)
                                                     ============           ============

Weighted-average shares outstanding-
    basic and diluted                                  26,238,918             25,997,759
                                                     ============           ============


The accompanying notes are an integral part of this statement.

                       Genio Group, Inc. and Subsidiaries
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                  RESTATED
                                                               Six Months Ended
                                                                   March 31,
                                                                     2004
                                                                 -----------
Cash flows from operating activities
  Net loss                                                      $(2,913,970)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                     2,594
    Equity based compensation                                     1,543,880
    Changes in assets and liabilities
      Accounts receivable                                           260,499
      Inventories                                                  (144,808)
      Prepaid expenses and other current assets                    (124,661)
      Accounts payable and accrued expense                          480,049
      Deferred revenue                                             (433,367)
                                                                -----------
          Net cash used in operating activities                  (1,329,784)
                                                                -----------

Cash flows from investing activities
    Purchase of furniture and equipment                              (7,771)

                                                                -----------
          Net cash used in investing activities                      (7,771)
                                                                -----------
Cash flows from financing activities
    Common stock issued, net                                        941,500
    Loan from officers                                               65,000
                                                                -----------
          Net cash provided by financing activities               1,006,500
                                                                -----------

          NET INCREASE (DECREASE) IN CASH                          (331,055)
Cash at beginning of period                                         514,142
                                                                -----------

Cash at end of period                                           $   183,087
                                                                ===========


The accompanying notes are an integral part of this statement.

                                GENIO GROUP, INC.

                   Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month periods ended March 31, 2004 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended September 30, 2003.

The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three and six month periods ended March 31, 2004. Genio had no operations in March 2003, therefore there is no comparative data. The operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Restatement

The Company restated its financial results for an overstatement of revenues relating to sales agreements which had a right of return. For the three and six months ended March 31, 2004, this overstatement primarily related to one large sale agreement, which accounted for a $682,085 reduction to sales.

For the three and six months ended March 31, 2004 the adjustments were as follows: reversal of sales of $682,085, and related reduction to cost of sales $272,152. As a result, accounts receivable was reduced by $682,085 and inventory held at the customer increased by $272,152.

Moreover,  the  Company  also  deleted a reference  in the  balance  sheet which indicated that the Company has authorized preferred stock because upon investigation it was determined that the Company does not have shares of preferred stock authorized.

Note 3 - Summary of Significant Accounting Policies

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives used in computing depreciation range from three to five years for equipment and furniture and the remaining lease period for leasehold improvements. In accordance with Statement of Financial Accounting Standards

("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically evaluates the carrying value of its property, plant and equipment for circumstances which may indicate impairment. Maintenance and repairs are expensed when incurred.

REVENUE RECOGNITION

Revenue related to sales of the Company's products is generally recognized when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Sales made with a return privilege are accounted for pursuant to SFAS 48 "Revenue Recognition When Right of Return Exists."

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

STOCK OPTIONS

The Company accounts for stock-based compensation based on the intrinsic value of stock options granted in accordance with the provisions APB 25, "Accounting for Stock Issued to Employees" SFAS 123, "Accounting for Stock-Based Compensation," and SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure."

In determining the pro forma amounts under SFAS 123 and SFAS 148, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield in any year, risk free interest rate of 4.0%, estimated volatility of 76% and expected life of 2-3 years.

CONCENTRATION OF CREDIT RISK

Periodically, the Company holds cash in the bank in excess of $100,000, which exceeds the FDIC insurance limits and is therefore uninsured.

STOCK BASED COMPENSATION

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

--------------------------------------------------------------------------------------
                                                       RESTATED          RESTATED
                                                    Three months        Six months
                                                       ended              ended
                                                   March 31, 2004     March 31, 2004
--------------------------------------------------------------------------------------
Net loss available to common
shareholder, as reported                           $(1,128,999)       $(2,913,970)
--------------------------------------------------------------------------------------
Add: Stock-based employee
compensation expense included in
reported net loss, net of related tax effects          315,091          1,530,480
--------------------------------------------------------------------------------------
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                            (315,091)        (1,530,480)
--------------------------------------------------------------------------------------
Pro-forma net loss available to common
shareholder                                        $(1,128,999)       $(2,913,970)
--------------------------------------------------------------------------------------
Earnings per share:

--------------------------------------------------------------------------------------
Basic - as reported                                      $(.04)            $(0.11)
--------------------------------------------------------------------------------------
Basic - pro-forma                                        $(.04)            $(0.11)
--------------------------------------------------------------------------------------

The Company accounts for non-employee stock transactions in accordance with SFAS 123 and EITF 96-18.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of born Liabilities and Equity" which established standards for an issuer on classifying and measuring in its statement of financial position certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 will not have a material effect on the financial statements.

In December 2003, the FASB revised SFAS 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This revision requires additional disclosures to those in the original SFAS 132 dealing with assets, obligations, cash flows and net periodic benefit costs of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal years ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures.

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

In July 2003, the Company, through a private placement of its equity securities to accredited investors, raised an aggregate total of $3 million in proceeds in such private placement by issuing 3 million shares of restricted common stock and warrants to acquire 3 million shares of common stock at an exercise price of $1.50 per share, exercisable for an eighteen month period. The proceeds of such private offering were utilized by the Company for development and inventory purchases for its Genio Cards (TM) product.

During the quarter ended December 31, 2003, the Company issued 376,000 shares at various prices, in lieu of cash, for services provided by consultants and other professionals. The Company valued these shares using the closing price per share of the Company's common stock on the date the underlying shares were granted. The Company recorded expense of $717,200 related to these services.

In November 2003, the Company, based upon review of financial statements and other information, entered into a recission agreement with certain individuals who had sold their membership and/or stock interests in certain companies to Tele-V ("TV"), prior to the acquisition of TV. In connection with this recission agreement, the applicable purchase agreements for acquisition of membership interests and capital stock were transferred back to the original owners and 358,000 shares of restricted Company common stock were returned to the Company for cancellation and forfeiture. Furthermore, a loan from the Company to a Company employee in the amount of $75,000 was forgiven. In conjunction with this transaction, the Company mutually terminated an employment contract by paying severance of $30,000 and by allowing the terminated employee to retain two hundred thousand (200,000) options to acquire Company common stock. Further, the terminated employee will be entitled to delivery of 71,000 shares of restricted common stock of the Company that the terminated employee would have received had he remained employed by the Company through January 17, 2004.

On December 8, 2003, the Company received subscription agreements for a $1 million private placement of 476,190 shares of its common stock at the price of $2.10 per share. Investors received Class A warrants to acquire 238,095 shares of common stock at $2.92 per share, exercisable for five years, and warrants Class B which permit the investors to purchase an additional 476,190 shares for $2.10 during the period ending the earlier of 13 months following the closing or 30 trading days after the effective date of a registration statement covering the shares. The shares were offered to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933.

Note 5 - Stock Options and Warrants

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

b. Stock Option Plans

The Company accounts for stock options it issues under APB 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized, provided such stock options were issued at market price. The Company adopted SFAS 123, "Accounting for Stock-Based Compensation," for disclosure purposes; accordingly, no compensation expense is recognized in the results of operations for options granted at fair market value as required by APB 25.

Stock option activity for the six month period ended March 31, 2004 for both qualified and unqualified options is summarized as follows:

                                                               Weighted
                                                 Number of     Average
                                                Underlying     Exercise
                                                  Shares         Price
                                                 ---------    ----------
Outstanding at September 30, 2003                1,696,000       $1.50
     Granted                                     1,350,000       $2.74
     Exercised                                           0           -
     Expired or cancelled                                0           -
                                                 ---------       -----
Outstanding at March 31, 2004                    3,046,000       $2.05
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

The  following  table   summarizes   information   about  warrants  and  options
outstanding and exercisable at March 31, 2004:


                                             Outstanding and exercisable
-----------------------------------------------------------------------------------------------------
                                                                    Weighted-
                                               Weighted-average     Average
                                Number         remaining life      Exercise                Number
Range of exercise prices:    Outstanding          in years            Price              Exercisable
-----------------------------------------------------------------------------------------------------
$.01 to $1.00                   200,000               $1.33            $ .87               200,000
$1.30                           200,000               $2.25            $1.30               200,000
$1.50                         4,246,000               $1.61            $1.50             4,025,000
$2.00 - $3.00                 2,314,285               $3.46            $2.55             1,185,118
                            ------------                                                 ----------
                              6,960,285                                                   5,610,118
                            ============                                                 ==========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Penalties

In connection with the July 2003 private placement of common stock and warrants to purchase common stock, the Company agreed to file a registration statement for the resale of the common stock and shares of common stock underlying the warrants by October 21, 2003. As of May 17, 2004, the Company has not filed said registration statement and is required to pay penalties at the rate of 1% of the purchase price paid for each 30 days the filing is late. As of March 31, 2004, the Company accrued penalties of $71,000.

In connection with the December 8, 2003 private placement of common stock and warrants, the Company agreed to file a registration statement for the resale of the common stock and shares of common stock underlying the warrants by January 8, 2004. As of May 17, 2004, the Company has not filed said registration statement and is required to pay penalties at the rate of 2% of the subscription amount paid for each 30 days the filing is late, plus interest at 15% per annum until said amount is paid. As of March 31, 2004, the Company accrued penalties and interest of $56,879.

Royalty Agreements

On March 27, 2003, the Company entered into a license agreement with Marvel Enterprises, Inc. and Marvel Characters, Inc. (collectively referred to as "Marvel") for the use of Marvel's characters. Subsequent to this agreement, on September 25, 2003, the Company entered into an amendment to the above agreement, changing the royalty percentage to 12% of net business-to-business sales and 7% on direct-to-consumer sales. For the periods ending March 31, 2004 and December 31, 2003, royalty expenses were $149,323 and $72,999 respectively.

Consulting Agreements

The Company has entered into a part-time sales consulting agreement terminating on June 30, 2005, pursuant to which a consultant is entitled to receive a 1/2 of 1% commission on the sale of Genio products. The consultant has been prepaid $22,500 (non-recoverable) against such royalties.

On June 18, 2003, the Company entered into a revenue sharing agreement with GilGlobal Inc. ("GilGlobal") pursuant to which GilGlobal provided the Company with $250,000 as interim funding for prototype materials and art works necessary for printing products in connection with scripts, albums and cards under the Marvel license. In exchange, the Company agreed to pay GilGlobal 5% of the first $5,000,000 of our net revenue and an additional 3% from all our revenues above $5,000,000. The term of the revenue share agreement expires on June 17, 2013. For the periods ending December 31, 2003 and March 31, 2004, these payments to GilGlobal amounted to $59,442 and $70,484, respectively.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with four of its executive officers. The future minimum payments on these contracts are as follows: through September 30, 2004 - $526,244; fiscal 2005 - $494,995, fiscal 2005 - $303,750; and fiscal 2006
- $16,250.

NOTE 7 - LICENSING AGREEMENTS

In January 2004, the Company entered into a license agreement with Spin Master, Ltd., a Canadian developer and North American distributor of Mighty Beanz(TM) ("Spin Master"), for the use of Mighty Beanz(TM) characters in a new Genio Cards(TM) series that we launched in April 2004. The license agreement provides the Company with access to hundreds of Mighty Beanz(TM) characters for use in a collectible card series aimed at children ages 5 through 12 in North America. The initial launch of the Mighty Beanz(TM) series of Genio Cards(TM) consisted of two 40-card starter decks, each of which includes one free Mighty Beanz(TM) toy and a 9-card booster pack. The first card series features a total of 90 different cards. In March 2004, the Company entered into a licensing agreement with Moose Enterprises Pty Ltd. ("Moose") for the distribution of Mighty Beanz(TM) to the rest of the world outside North America. We made total prepayments of $65,000 to Spin Master and Moose during the period ended March 31, 2004.

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

We are a start-up developer and marketer of entertainment and leisure products. Our company holds a worldwide license with Marvel Enterprises, Inc. and Marvel Characters, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(R), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). We have launched a new Genio Cards(TM) collection which is a trading card series designed to provide children with a unique entertainment and educational experience made more accessible through the colorful Marvel Super Heroes(R). The Genio Cards(TM) take kids on a journey through 340 subject categories: from the birth of our universe and the outer reaches of space, to the traditions of martial arts and death-defying feats of extreme sports. We believe that as children collect and play with Genio Cards(TM) featuring original artwork, they learn about new topics and test their knowledge with the Genio Power Challenge which challenges players to match wits using their newly discovered facts from the Genio Cards(TM). We launched the sale of the Genio Cards(TM) collection in August 2003 and we have subsequently received orders for the Genio Cards(TM) trading cards from large retailers such as Wal-Mart, Target, K-Mart, Toys-R-Us, Walgreens, CVS and Blockbuster. We also recently entered into a distribution agreement with Tomy U.K. Ltd., whereby Tomy has been granted the exclusive distribution rights for the Genio Cards(TM) collection and accessories in the United Kingdom and the British Isles. We are also focusing on securing additional distribution agreements in other European territories as well as around the globe for the distribution and sale of Genio Cards(TM).

In January 2004, the Company entered into a license agreement with Spin Master for the use of Mighty Beanz(TM) characters in a new Genio Cards(TM) series that we launched in April 2004. Mighty Beanz(TM) are one of the most popular current children's collectables in North America. The license agreement provides us with access to hundreds of Mighty Beanz(TM) characters for use in a collectible card series aimed at children ages 5 through 12 in North America. The initial launch of the Mighty Beanz(TM) series of Genio Cards(TM) consisted of two 40-card Starter Decks, each of which includes one free Mighty Beanz(TM) toy and a 9-card booster pack. The first card series features a total of 90 different cards. In March 2004, we entered into a licensing agreement with Moose for the distribution of Mighty Beanz(TM) to the rest of the world outside North America.

As of May 10, 2004, we had 26,238,918 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "GNOI.OB."

During the month of January 2005, the Company's board of directors decided to wind down the Company's operations as conducted due to a lack of sufficient funding. The Company released all its employees, except for its Chief Executive Officer. As of May 31, 2005, the Company is evaluating several options regarding its future financing and operations.

Results of Operations for the Three Months Ended March 31, 2004 - RESTATED

We launched Genio Cards(TM), our first product, in August 2003. Genio Cards(TM) is a series of collectible children's cards and related products that have educational content and are based upon Marvel Super Heroes(R) under a worldwide license from Marvel Enterprises, Inc. and Marvel Characters, Inc.

Sales for the three months ended March 31, 2004 were $507,198, consisting entirely of Genio Cards(TM). Cost of sales for the period ended March 31, 2004 were $228,213. Cost of sales consists of those expenses directly related to the production of Genio Cards(TM) and associated costs including direct card production costs. The gross profit for the period ended March 31, 2004 was $278,985 or 55% of sales.

For the three months ended March 31, 2004, selling expenses were $458,281 or 90.4% of sales, consisting of shipping expenses, royalties, advertising, marketing and publicity.

For the three months ended March 31, 2004, general and administrative expenses were $575,915 or 113.5% of sales. General and administrative expenses consist of payroll and payroll taxes, professional fees office supplies, printing and travel.

For the three months ended March 31, 2004, equity based compensation was $315,091, consisting of costs for the issuance of stock for consultants who were paid for their services in our common stock.

Overall we reported a net loss of $1,128,999 or -$0.04 per share for the three months ended March 31, 2004.

Results of Operations for the Six Months Ended March 31, 2004 - RESTATED

Sales for the six months ended March 31, 2004 were $1,696,054, consisting entirely of Genio Cards(TM). Cost of sales for the six months ended March 31, 2004 were $492,751. Cost of sales consists of those expenses directly related to the production of Genio Cards(TM) and associated costs including direct card production costs. The gross profit for the six months ended March 31, 2004 was $1,203,303 or 70.9% of sales.

For the six months ended March 31, 2004, selling expenses were $1,258,749, or 74.2% of sales, consisting of shipping expenses, royalties, advertising, marketing and publicity.

For the six months ended March 31, 2004, general and administrative expenses were $1,179,504 or 69.5% of sales. General and administrative expenses consist of payroll and payroll taxes, professional fees office supplies, printing and travel.

For the six months ended March 31, 2004, equity based compensation was $1,530,480, consisting of costs for the issuance of stock for consultants who were paid for their services in our common stock.

Overall we reported a net loss of $2,913,970 or -$0.11 per share for the six months ended March 31, 2004.

Liquidity and Capital Resources

During the month of January 2005, the Company's board of directors decided to wind down the Company's operations as conducted due to a lack of sufficient funding. The Company released all its employees, except for its Chief Executive Officer. As of May 31, 2005, the Company is currently evaluating several options regarding its future financing and operations.

As of March 31, 2004, we had $183,087 in cash and cash equivalents. Our principal liabilities are $1,113,264 in accounts payable and accrued expenses. We do not have any material commitments for capital expenditures. To date, as a result of losses from operations, our cash requirements have been financed primarily through the sale of common stock.

On May 4, 2004, we entered into a Loan and Security Agreement with IIG Capital, LLC as agent for IIG Trade Opportunities Fund N.V., as lender ("IIG"). Pursuant to the loan agreement, IIG granted us a credit line of up to $3,000,000 based on our receivables. The amount outstanding from time to time under the loan agreement shall not exceed 75% of the net face amount of certain eligible receivables, plus 30% of the face amount of certain qualified delinquent receivables, minus reserves as set forth in the loan agreement. As of May 15, 2004, the maximum availability under the loan agreement was $965,000 of which $965,000 has been drawn down by us. In connection with the loan agreement we granted IIG a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.0625 per share.

For the six-month period ended March 31, 2004, net cash used in operations was $1,329,784 consisting of a net loss of $2,913,970 offset in part by non-cash common stock and common stock options issued for services of $1,530,480. We also used cash for working capital, which led to a decrease in inventory $144,808 and decrease in deferred revenue of $433,367, offset in part by increase in accounts receivable $260,499 and increase in accounts payable $480,049.

For the six-month period ended March 31, 2004, net cash used in investing activities was $7,771 used for the purchase of equipment.

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

PART II -- OTHER INFORMATION

Item 5.  Other Information.

Fulfillment Services Agreement With .Dotcom Distribution Corp.

We entered into a fulfillment services agreement, through our wholly owned subsidiary Genio Inc. (formerly Tele-V, Inc.) with .Dotcom Distribution Corp. ("Dotcom"), dated June 4, 2003, whereby Dotcom will receive fees for any fulfillment services provided pursuant to the agreement.

Upon prior written notice to us, Dotcom has the right to increase the fees for fulfillment services and call center services for a given year, provided that such an annual increase does not exceed 10% of the price for the applicable fees in effect during the prior year. We are required to pay certain costs incurred in connection with the agreement as well as all taxes that may be assessed against either party in connection with the agreement. We have agreed on certain volume rebates.

The term of the fulfillment services agreement expires on June 4, 2006. The fulfillment services agreement will automatically renew for three additional one year terms commencing after the expiration of the initial term unless either party does not want to renew the agreement.

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

GilGlobal Revenue Sharing Agreement

On June 18, 2003, we entered into a revenue sharing agreement with GilGlobal, pursuant to which GilGlobal paid $250,000 as interim funding for prototype materials and art works necessary for printing products in connection with scripts, albums and cards under the Marvel license. In exchange for the funding, we agreed to pay GilGlobal 5% of the first $5,000,000 of our net revenue and an additional 3% from all our revenues above $5,000,000. The term of the revenue share agreement expires on June 17, 2013.

Tomy Distribution Agreement

On September 30, 2003, we entered into a distribution and marketing agreement with Tomy UK Limited, a division of Tomy, Japan, one of the world's largest toy companies ("Tomy"). The agreement provides for distribution of our products in the United Kingdom, British Islands and Southern Ireland (the "Territories"). We are currently seeking additional markets for our product internationally.

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

We are required to provide Tomy with advice regarding the marketing of our products in the Territories. Tomy intends to edit a two minute infomercial that we have prepared for our products into a short form, fifteen second infomercial, with such infomercial being subject to our approval before airing or other transmission. Tomy may also seek to shoot its own infomercial for our products but such infomercial is subject to our approval before airing or other transmission.

The term of the agreement expires on June 30, 2005 with the option to extend for one additional year. Our failure to deliver products ordered by Tomy, not cured within 30 days from the receipt of notice from Tomy of such failure, is a cause for termination of the distribution agreement by Tomy.

MightyBeanz(TM)

In January 2004, we entered into a license agreement with Spin Master, for the use of Mighty Beanz(TM) characters in a new Genio Cards(TM) series that we launched in April 2004. The license agreement provides us with access to hundreds of Mighty Beanz(TM) characters for use in a collectible card series aimed at children ages 5 through 12 in North America. The initial launch of the Mighty Beanz(TM) series of Genio Cards(TM) consisted of two 40-card Starter Decks, each of which includes one free Mighty Beanz(TM) toy and a 9-card booster pack. The first card series features a total of 90 different cards. In March 2004, we entered into a licensing agreement with Moose for the distribution of Mighty Beanz(TM) to the rest of the world outside North America.

Pursuant to the merchandising license agreement with Spin Master, Spin Master granted us a non-transferable, non-assignable right and obligation (without the right to grant sublicenses) to utilize artwork and logos depicting one or more of the non-licensed characters and other distinctive creative elements associated with the toys distributed by Spin Master entitled "Mighty Beanz" solely in connection with the manufacture by us (or an approved third party manufacturer) of the following products: card games, trading cards with and without sound, albums for trading cards, on-line trading card games and demonstrators. The license agreement with Spin Master is for sales in the United States and Canada and we agreed not to knowingly sell any of the licensed products to third parties who intend or are likely to resell such licensed products outside the territories. The term of the Spin Master license agreement expires on April 30, 2006. In the event that the royalty payments to Spin Master exceed $500,000 during the term of the license agreement we are granted the option to extend the term for an additional two years.

Pursuant to the agreement, we agreed to commence the manufacture, distribution and sale of the licensed products not later than June 1, 2004. Any and all packaging, artwork, literary text, advertising and promotional materials, etc. produced by us for use in connection with the agreement is subject to the prior approval of Spin Master. All licensed products and all related packaging, advertising and promotional materials must bear the Spin Master logo.

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

Pursuant to the merchandising license agreement with Moose, Moose granted us a non-transferable, non-assignable right and obligation (without the right to grant sublicenses) to utilize artwork and logos depicting one or more of the non-licensed characters and other distinctive creative elements associated with the toys manufactured by Moose entitled "Mighty Beanz" solely in connection with the manufacture by us (or an approved third party manufacturer) of the following products: card games, trading cards with and without sound, album for trading cards, on-line trading card games and demonstrators. The license agreement with Moose is for sales in the world outside the United States and Canada and we agreed that not to make or authorize others to make use of the artwork and logos depicting one or more of the non-licensed characters and other distinctive creative elements associated with the toys manufactured by Moose entitled "Mighty Beanz" in any other geographical area (except in connection with the manufacture of the licensed products or related materials) and we further agreed not to knowingly sell any of the licensed products to third parties who intend or are likely to resell such licensed products outside the enumerated territories. The term of the Moose agreement expires on January 31, 2007. In the event that the royalty payments to Moose exceed $500,000 during the term we are granted the option to extend the term for an additional two years.

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

     Signature                              Title                     Date
     ---------                              -----                     ----

    /s/ Matthew J. Cohen
    --------------------
    Matthew J. Cohen          Director and Chief Executive        June 10, 2005
                              Officer