Form 10QSB/A
period 2004-06-30
GENIO GROUP INC
filed 2005-06-10
CIK 1100779

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __
- --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of August 10, 2004 we had 26,258,918 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

         Genio Group, Inc. (the "Company") is filing this Amendment on Form 10-QSB/A (the "Amendment") to amend its quarterly report for the period ended June 30, 2004, as filed with the Securities and Exchange Commission (the "Commission") on August 20, 2004 (the "Original Filing"). The purpose of this Amendment is to restate the consolidated statement of operations due to an overstatement of revenues. For the three and nine months ended June 30, 2004, the adjustments were as follows: reversal of sales of $57,224 and $739,309, respectively, and related reduction to cost of sales $22,832 and $294,984, respectively. As a result accounts receivable was reduced by $739,309 and inventory held at the customer increased by $294,984.

Item 1.  Financial Statements.

                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                         RESTATED
                                                                          June 30,
                                                                           2004
                                                                      -------------
                                     ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                             $    229,383
  Accounts receivable, net                                               1,571,608
  Inventories                                                            1,529,020
  Prepaid expenses and other current assets                                376,392
                                                                      ------------
          Total current assets                                           3,706,403
FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $14,258               18,835
INTANGIBLE ASSETS - at cost
    Less accumulated amortization of $31,700                               225,791
                                                                      ------------
                                                                      $  3,951,029

                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense                                $  1,708,435
  Line of credit payable                                                   578,571
  Due to officer                                                            35,000
  Deferred revenue                                                         683,729
                                                                      ------------
          Total current liabilities                                      3,005,735
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock - par value $.0001, per share; authorized,
     200,000,000 shares; 26,258,918 shares issued and outstanding            2,625
  Additional paid in capital                                            12,164,985
  Accumulated deficit                                                   (9,227,599)
  Unearned consulting and compensation                                  (1,994,717)
                                                                      ------------
                                                                           945,294
                                                                      ------------
                                                                      $  3,951,029
                                                                      ============

The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                RESTATED
                                              Three Months          RESTATED
                                                  Ended        Nine Months Ended
                                              June 30, 2004      June 30, 2004
                                              -------------      -------------

Net sales                                     $  1,427,335      $  3,123,389
Cost of sales                                      541,423         1,034,174
                                              ------------      ------------

          Gross profit                             885,912         2,089,215

Selling expenses                                   670,301         1,929,050
General and administrative expenses                638,712         1,818,215
Equity based compensation                          249,528         1,780,008
Depreciation and amortization                       33,520            36,114
                                              ------------      ------------

          Loss from operations                    (706,149)       (3,474,172)

Other income and (expense)
    Penalty                                        (92,250)         (220,965)
    Interest                                       (18,942)          (18,942)
    Miscellaneous                                   (2,127)          (19,358)
                                              ------------      ------------

Loss before provision for income taxes            (819,468)       (3,733,437)
Provision for income taxes                               0                 0
                                              ------------      ------------

NET LOSS                                          (819,468)     $ (3,733,437)
                                              ============      ============

Basic and diluted earnings (loss) per share   $      (0.03)     $      (0.14)
                                              ============      ============

Weighted-average shares outstanding-
    basic and diluted                           26,239,140        26,078,219
                                              ============      ============


The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   RESTATED
                                                               Nine Months Ended
                                                                 June 30, 2004
                                                                 -------------

Cash flows from operating activities
  Net loss                                                        $(3,733,437)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                      11,914
    Equity based compensation                                       1,780,008
    Changes in assets and liabilities
      Accounts receivable                                            (530,940)
      Inventories                                                    (431,618)
      Prepaid expenses and other current assets                      (281,011)
      Accounts payable and accrued expense                          1,145,706
      Deferred revenue                                                250,362
                                                                  -----------
          Net cash used in operating activities                    (1,789,016)
                                                                  -----------

Cash flows from investing activities
    Purchase of furniture and equipment                               (56,531)

                                                                  -----------
          Net cash used in investing activities                       (56,531)
                                                                  -----------

Cash flows from financing activities
    Common stock issued, net                                          941,500
      Line of Credit payable                                          578,571
    Loan from officers                                                 35,000
                                                                  -----------
          Net cash provided by financing activities                 1,555,071
                                                                  -----------

          NET INCREASE (DECREASE) IN CASH                            (284,759)
Cash at beginning of period                                           514,142
                                                                  -----------

Cash at end of period                                             $   229,383
                                                                  ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for

        Interest                                                  $    18,952
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

Note 2 - Restatement

         The Company restated its financial results for overstatement of revenues relating to sales agreements which had a right of return. For the nine months ended June 30, 2004, this overstatement primarily related to one large sale agreement, which accounted for $682,085 of the reduction to sales.

         For the three and nine months ended June 30, 2004 the adjustments were as follows: reversal of sales of $57,224 and $739,309, respectively, and related reduction to cost of sales $22,832 and $294,984, respectively. As a result accounts receivable was reduced by $739,309 and inventory held at the customer increased by $294,984.

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

         Allowance for Doubtful Accounts

         Our allowance for doubtful accounts is based on our assessment of the collectibilty of specific customer accounts and an assessment of economic risks, as well as the aging of the accounts receivable.

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

         Revenue Recognition

         Revenue related to sales of the Company's products is generally recognized when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made with a return privilege are accounted for pursuant to SFAS 48, "Revenue Recognition When Right of Return Exists."

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

         Concentration Of Credit Risk

         Periodically, the Company holds cash in the bank in excess of $100,000, which exceeds the FDIC insurance limits and is therefore uninsured. At June 30, 2004, two major customers' outstanding balances amounted to $1,103,195 or 70% of the outstanding accounts receivable balance. One such customer amounted to 25% of such sales.

         Stock Based Compensation

         The Company accounts for stock-based compensation based on intrinsic value of stock options granted in accordance with the provisions APB 25 "Accounting for Stock Issued to Employees," SFAS 123 "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure."

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


                                                                        RESTATED For            RESTATED For
                                                                            the                     the
                                                                        Three months            Nine months
                                                                           ended                   ended
                                                                       June 30, 2004           June 30, 2004
                                                                       -------------           -------------
     Net loss available to common shareholder, as reported             $  (819,468)          $  (3,733,437)

     Add: Stock-based employee compensation expense included
     in reported net loss, net of related tax effects                      249,528               1,780,008

     Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all awards,
     net of related tax effects                                           (249,528)             (1,780,008)

     Pro-forma net loss available to common shareholder                $  (819,468)          $  (3,733,437)

     Earnings per share: -- Basic - as reported                        $      (.03)          $       (0.14)

     Basic - pro-forma                                                 $      (.03)          $       (0.14)

         The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 and EITF 96-18.

         New Accounting Pronouncements

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of born Liabilities and Equity," which established standards for an issuer on classifying and measuring in its statement of financial position certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 will not have a material effect on the financial statements.

         In December 2003, the FASB revised SFAS 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This revision requires additional disclosures to those in the original SFAS 132 dealing with assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal years ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures.

         The Company has adopted all of the above new accounting pronouncements.

Note 4 - Financing & Capital Stock

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

         In  November  2003,  the  Company,   based  upon  review  of  financial
statements and other information, entered into a rescission agreement with certain individuals who had sold their membership and or stock interests in certain companies to Tele-V ("TV") prior to the acquisition of TV. In connection with this rescission agreement, the applicable purchase agreements for acquisition of membership interests and capital stock were transferred back to the original owners and 358,000 shares of restricted Company common stock were returned to the Company for cancellation and forfeiture. Furthermore, a loan from the Company to a Company employee in the amount of $75,000 was forgiven. In conjunction with this transaction, the Company mutually terminated an employment contract by paying severance of $30,000 and by allowing the terminated employee to retain two hundred thousand (200,000) options to acquire Company common stock. Further, the terminated employee will be entitled to delivery of 71,000 shares of restricted common stock of the Company that the terminated employee would have received had he remained employed by the Company through January 17, 2004.

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

         On May 4, 2004, we entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender ("IIG"). Pursuant to the loan agreement, IIG granted us a credit line of up to $3,000,000 based on our receivables. The amount outstanding from time to time under the loan agreement shall not exceed 75% of the net face amount of certain eligible receivables, plus 30% of the face amount of certain qualified delinquent receivables, minus reserves as set forth in the loan agreement. As of June 30, 2004, the maximum availability under the loan agreement was $649,338 of which $635,591 has been drawn down by us. In connection with the loan agreement we granted IIG a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.0625 per share, the warrant has been valued at $212,491 and is being amortized over one year. The warrant contains certain anti-dilution provisions, certain provisions requiring consent of the holder in specific circumstances and piggyback registration rights. The line of credit bears interest at the greater of prime plus 4.25% or 8.75% per annum. The prime rate as of June 30, 2004 was 4.25%. The line requires certain collateral management and account management and interest to be paid in an amount not less than $20,000 per month. In additional there is an unused line of credit fee of 1% per annum.

Note 5 - Stock Options and Warrants

         A. Warrants

         Warrant activity for each of the period ended June 30, 2004 is summarized as follows:

                                                Weighted
                                                Average
                                                Warrants      Exercise Price
                                                --------      --------------

    Outstanding at September 30, 2003          3,000,000            $1.50
    Issued                                     1,284,285             1.85
    Expired or cancelled
                                               ---------            -----
    Outstanding at June 30, 2004               4,284,285            $1.61
                                               =========            =====



         The following table summarizes information about warrants outstanding and exercisable at June 30, 2004:

                                                 Outstanding
                                -------------------------------------------
                                                Weighted-         Weighted-
                                                Average           average
                                                Remaining         exercise
                                  Shares       Life in years          price
                                  ------       -------------          -----
Range of exercise prices
       $1.06                      250,000           4.83               $1.06
       $1.31                      320,000           2.00                1.31
       $1.50                    3,000,000           1.00                1.50
       $2.10                      476,190           1.00                2.10
       $2.92                      238,095           4.50                2.92
                                ---------           ----               -----
                                4,284,285           1.48               $1.61
                                =========           ====               =====

         All of the above warrants are exercisable.

         B. Stock Option Plans

         The Company accounts for its stock option issued under APB 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized, provided such stock options were issued at market price. The Company adopted SFAS 123, "Accounting for Stock-Based Compensation" for disclosure purposes; accordingly, no compensation expense is recognized in the results of operations for options granted at fair market value as required by APB 25.

         Stock option activity for the period ended June 30, 2004 for both qualified and unqualified options is summarized as follows:

                                                         Weighted
                                                     Average Exercise
                                                     ----------------
                                               Shares                Price
                                               ------                -----
   Outstanding at September 30, 2003          1,696,000              $1.50
          Granted                             1,350,000              $2.74
          Exercised                                  --                 --
          Expired or cancelled                       --                 --
                                              ---------              -----
   Outstanding at June 30, 2004               3,046,000              $2.05

         Information, at date of issuance, regarding stock option grants during the period ended June 30, 2004:

                                                                                       Weighted-
                                                                                        Average
                                                         Weighted-           ---------------------------
                                                          Average            Exercise              Fair
                                                           Shares              Price              Value
                                                           ------              -----              -----
   Period ended June 30, 2004                           3,046,000               $2.05              $2.35
   Exercise price is less than market price

         The following table summarizes information about warrants and options outstanding and exercisable at June 30, 2004:


                                                              Outstanding and exercisable
                                              ------------------------------------------------------------
                                                                                Weighted-
                                                             Weighted-average    Average
                                                 Number      remaining life      Exercise          Number
                                              Outstanding       in years          Price        Exercisable
                                              -----------       --------          -----        -----------
  Range of exercise prices:
       $.01 to $1.00                            200,000            1.09              .87          200,000
       $1.50                                  4,691,000            1.37             1.50        4,025,000
       $2.00 - $3.00                          2,439,285            2.18             2.55        1,185,118
                                            ---------------                                   --------------
                                              7,330,285                                         5,410,118

         For disclosure purposes in accordance with SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the period ended June 30, 2004: annual dividends of $0.00, expected volatility of 76% for the Company's options, a risk-free interest rate of 4.3%. If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS 123, the Company's pro-forma net loss and loss per share would not change for the nine months ended June 30, 2004:

   Net loss
       As reported                                   $  (3,733,437)
       Pro-forma                                        (3,733,437)
   Net loss per common share
       As reported                                   $       (0.14)
       Pro-forma                                             (0.14)

         The compensation expense attributed to the issuance of the stock options will be recognized as they are earned. These stock options are exercisable for three years from the grant.

Note 6 - Commitments and Contingencies

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

         In addition, the Company has a license from Spin Master, Ltd. ("Spin Master") for the United States and Moose Enterprises Pty, Ltd. ("Moose") a worldwide license excluding the United States for the use of the artwork and logos associated with the products known as Mighty Beanz(TM). For the three-month period ending June 30, 2004 royalty expense paid to Spin Master was $194,000.

         Consulting Agreements

        The Company has entered into a part-time sales consulting agreement terminating on June 30, 2005, pursuant to which a consultant is entitled to receive a 1/2 of 1% commission on the sale of Genio products. The consultant has been prepaid $22,500 (non-recoverable) against such royalties.

         On June 18, 2003, the Company entered into a revenue sharing agreement with GilGlobal Inc. ("GilGlobal") pursuant to which GilGlobal provided the Company with $250,000 as interim funding for prototype materials and art works necessary for printing products in connection with scripts, albums and cards under the Marvel license. In exchange, the Company agreed to pay GilGlobal 5% of the first $5 million of our net revenue and an additional 3% from all our revenues above $5 million. The term of the revenue share agreement expires on June 17, 2013. For the three-month period ending June 30, 2004 payments to GilGlobal were $0 and for the nine-month period ended June 30, 2004 payments to GilGlobal were $106,766.

         Employment Agreements

         The Company has employment agreements with four of its executive officers; the future minimum payments against these contracts are as follows; fiscal September 30, 2004 - $526,244, fiscal 2005 - $494,995, fiscal 2006 -
$303,750 and fiscal 2007 - $16,250.

Note 7 - Subsequent Events

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

         The Company may, at its sole option, require the conversion of the debentures if, after the 180th day anniversary of the date on which this registration statement is declared effective by the Commission (A) the volume weighted average price for each of any 20 consecutive trading days, which 20 consecutive trading day period shall have commenced only after the effective date, exceeds $2.00, adjusted for any stock splits, reverse splits and the like occurring after the original issue date of the debenture, or (B) at any time after the Company completes a public offering of its common stock with (1) aggregate proceeds equal to or greater than $20,000,000 and (2) a price per share of its common stock equal to or greater than $2.00, adjusted for any stock splits, reverse splits and the like occurring after the original issue date of the debenture.

         The terms of the convertible note prohibit conversion of the note to the extent that conversion of the note would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock. A holder may waive the 9.99% limitation upon 61 days' prior written notice to us.

         In connection with the foregoing, we issued warrants to Crestview Master, LLC to purchase up to 2,400,000 shares of our common stock pursuant to a private placement transaction with Crestview. Crestview may exercise the warrant through July 14, 2009. The exercise prices under the warrant are $0.80 per share with respect to 1,200,000 shares and $1.00 per share with respect to 1,200,000 shares acquired upon exercise of the warrant. The terms of the warrant prohibit exercise of the warrant to the extent that exercise of the warrant would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock. A holder may waive the 9.99% limitation upon 61 days' prior written notice to us.

         On July 22, 2004 we entered into an agreement Ocean Drive Capital pursuant to which Ocean Drive Capital invested in us $100,000 on terms that are substantially identical to those of the Crestview investment. We granted Ocean Drive Capital a warrant to purchase up to 600,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 600,000 shares of common stock at an exercise price of $1.00 per share.

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

         On July 9, 2004 we entered into a Settlement Agreement with certain of our shareholders pursuant to which we issued to the shareholders 600,001 shares of our common stock in exchange for a release in connection with certain claims arising from our failure to timely register the shares owned by such shareholders.

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

Results of Operations

         Overview

         We are a developer and marketer of entertainment and leisure products. We hold a worldwide license from Marvel Enterprises, Inc. and Marvel Characters, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(R), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). In February 2004 we entered into a license agreement with Spin Master, Ltd., a leading Canadian developer and North American distributor of Mighty Beanz(TM), for the use of Mighty Beanz characters in a new Genio Cards(TM) series that we launched in April 2004. Mighty Beanz(TM) are one of the most popular current children's collectables in North America. The license agreement provides us with access to hundreds of Mighty Beanz(TM) characters for use in a collectible card series aimed at children ages 7 through 13 in North America. The initial launch of the Mighty Beanz(TM) series of Genio Cards(TM) consisted of two 40-card starter decks, each of which includes one free Mighty Beanz(TM) toy and a 9-card booster pack. The first card series features a total of 90 different cards. In March 2004, we entered into a licensing agreement with Moose Enterprises Pty Ltd. for the distribution of Mighty Beanz(TM) in the rest of the world outside North America. On May 27, 2004, we entered into a marketing agreement pursuant to which we will have the sole rights to distribute the Gupi products in the United States and Canada. We anticipate to start marketing and distributing the Gupis in the fall of 2004.

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

         Prior to March 31, 2004, most of our sales were generated solely from our Genio Cards(TM) series. Since April 2004, the sales of our Genio Cards(TM) series have declined significantly and a majority of our sales consisted of our Mighty Beanz(TM) cards.

         During the month of January 2005, the Company's board of directors decided to wind down the Company's operations as conducted due to a lack of sufficient funding. The Company released all its employees, except for its Chief Executive Officer. As of May 31, 2005, the Company is currently evaluating several options regarding its future financing and operations.

         Results of Operations For The Three Months Ended June 30, 2004-RESTATED

         Sales. Sales for the three months ended June 30, 2004 were $1,427,335, consisting primarily of Mighty Beanz card products.

         Cost of Sales. Costs of sales for the three months ended June 30, 2004 were $541,423 consists of those expenses directly related to the production and distribution of cards and associated costs including direct card production costs.

         Gross Profit. The gross profit for the three months ended June 30, 2004 was $885,912 or 62.1% of sales.

         Selling Expenses. Selling expenses were $670,301, or 47.0% of sales, for the three months ended June 30, 2004 consisting of shipping expenses, royalties, advertising, marketing and publicity. Advertising expenses (which encompass media spending and consumer promotions costs) included in selling expenses amounted to approximately $195,463 for the three month period ended June 30, 2004.

         General and Administrative Expenses. General and administrative expenses were $638,712, or 44.7 % of sales, for the three months ended June 30, 2004. General and administrative expenses consist of payroll and payroll taxes, professional fees office supplies, printing, and travel.

         Equity Based Compensation. Equity based compensation was $249,528 for the three months ended June 30, 2004 consisting of costs for the issuance of stock for consultants who were paid for their services in our common stock.

         Depreciation and Amortization. Depreciation expense was $33,520 for the three months ended June 30, 2004.

         Other Income and (Expense). Other expenses amounted to $113,319 for the three months ended June 30, 2004, consisting of penalty expense of $92,250, interest expense of $18,942 and miscellaneous expenses of $2,127.

         Net Loss. Overall we reported a net loss of $(819,468) or $(0.03 ) per share for the three months ended June 30, 2004.

         Results Of Operations For The Nine Months Ended June 30, 2004

         Sales. Sales for the nine months ended June 30, 2004 were $3,123,389, consisting primarily of card products.

         Cost of Sales. Costs of sales for the nine months ended June 30, 2004 were $1,034,174 consists of those expenses directly related to the production and distribution of cards and associated costs including direct card production costs.

         Gross Profit. The gross profit for the nine months ended June 30, 2004 was $2,089,215 or 66.9 %.

         Selling Expenses. Selling expenses were $1,929,050, or 61.8% of sales, for the nine months ended June 30, 2004 consisting of shipping expenses, royalties, advertising, marketing and publicity. We incurred selling expenses to promote and launch Genio Cards.

         General and Administrative Expenses. General and administrative expenses were $1,818,215, or 58.2% of sales, for the nine months ended June 30, 2004. General and administrative expenses consist of payroll and payroll taxes, professional fees office supplies, printing, and travel.

         Equity Based Compensation. Equity based compensation was $1,780,008 for the nine months ended June 30, 2004 consisting of costs for the issuance of stock for consultants who were paid for their services in our common stock and employee stock options.

         Depreciation and Amortization. Depreciation expense was $36,114 for the nine months ended June 30, 2004.

         Other Income and (Expense). Other expense was $259,265 for the nine months ended June 30, 2004, consisting of penalty expense of $220,965, interest expense of $18,942 and miscellaneous expenses of $19,358.

         Net Loss. Overall we reported a net loss of $(3,733,437) or $(0.14) per share for the nine months ended June 30, 2004.

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

         On May 4, 2004 we entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted us a credit line of up to $3,000,000 based on our receivables. The amount outstanding from time to time under the loan agreement shall not exceed 75% of the net face amount of certain eligible receivables, plus 30% of the face amount of certain qualified delinquent receivables, minus reserves as set forth in the loan agreement. As of June 30, 2004, the maximum availability under the loan agreement was $649,338 of which $635,591 has been drawn down by us. In connection with the loan agreement we granted IIG a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.0625 per share.

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

         On July 22, 2004 we entered into an agreement with Ocean Drive Capital pursuant to which Ocean Drive Capital invested in us $100,000 on terms that are substantially identical to those of the Crestview investment. We granted Ocean Drive Capital a warrant to purchase up to 600,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 600,000 shares of common stock at an exercise price of $1.00 per share.

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

         Net cash used in operations for the nine-month period ended June 30, 2004 was $(1,783,016) consisting of a net loss of $(3,733,437) offset in part by non-cash common stock and common stock options issued for services of
$1,780,008. We also used cash for working capital decrease of $530,940 in accounts receivable, increase of $1,145,706 in accounts payable, decrease in inventory of $431,618 and increase in deferred revenue of $250,362.

         Net cash used in investing activities for the nine months ended June 30, 2004 was $56,531 for the purchase of equipment.

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

                           PART II-- OTHER INFORMATION

Item 5.  Other Information.

         IIG Financing

         On May 4, 2004 we entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted us a credit line of up to $3,000,000 based on our receivables. The amount outstanding from time to time under the loan agreement shall not exceed 75% of the net face amount of certain eligible receivables, plus 30% of the face amount of certain qualified delinquent receivables, minus reserves as set forth in the loan agreement. As of June 30, 2004, the maximum availability under the loan agreement was $649,338 of which $635,591 has been drawn down by us. In connection with the loan agreement we granted IIG a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.0625 per share.

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

         Funskool Distribution Agreement

         On July 15, 2004, the Company entered into an exclusive distribution agreement with Funskool Company Ltd., a joint venture between Hasbro Inc. and Madras Rubber Factory, whereby Funskool has been granted exclusive rights to manufacture and distribute Genio's original Genio Cards(TM) collection and accessories in the South Asian territories of India, Pakistan, Sri Lanka and Bangladesh. Pursuant to the agreement which has an initial term of one year, Funskool will produce English language Genio Cards(TM) products based on artwork supplied by Genio, and Genio will earn a royalty based on Funskool's net sales.

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

         The Company may, at its sole option, require the conversion of the debentures if, after the 180th day anniversary of the date on which this registration statement is declared effective by the Commission (A) the volume weighted average price for each of any 20 consecutive trading days, which 20 consecutive trading day period shall have commenced only after the effective date, exceeds $2.00, adjusted for any stock splits, reverse splits and the like occurring after the original issue date of the debenture, or (B) at any time after the Company completes a public offering of its common stock with (1) aggregate proceeds equal to or greater than $20,000,000 and (2) a price per share of its common stock equal to or greater than $2.00, adjusted for any stock splits, reverse splits and the like occurring after the original issue date of the debenture.

         The terms of the convertible note prohibit conversion of the note to the extent that conversion of the note would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock. A holder may waive the 9.99% limitation upon 61 days' prior written notice to us.

         In connection with the foregoing, we issued warrants to Crestview Master, LLC to purchase up to 2,400,000 shares of our common stock pursuant to a private placement transaction with Crestview. Crestview may exercise the warrant through July 14, 2009. The exercise prices under the warrant are $0.80 per share with respect to 1,200,000 shares and $1.00 per share with respect to 1,200,000 shares acquired upon exercise of the warrant. The terms of the warrant prohibit exercise of the warrant to the extent that exercise of the warrant would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of our outstanding shares of common stock. A holder may waive the 9.99% limitation upon 61 days' prior written notice to us.

         Investment by Ocean Drive Capital, LLC

         On July 22, 2004, we entered into an agreement with Ocean Drive Capital, LLC pursuant to which Ocean Drive Capital invested in us $100,000 on terms that are substantially identical to those of the Crestview investment. We granted Ocean Drive Capital a warrant to purchase up to 600,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 600,000 shares of common stock at an exercise price of $1.00 per share.

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

Item 6.  Exhibits and Reports on Form 8-K.

                                   Exhibits
                                   --------

(a)   Exhibits:

31.1 Certification of Chief Executive and Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1 Certification of Chief Executive and Financial Officer of pursuant to 18 U.S.C. - Section 1350.

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