Form 10QSB
period 2005-03-31
GENIO GROUP INC
filed 2005-06-10
CIK 1100779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)
--------------------------------------------------------------------------------

                        4020 South 57th Avenue, Suite 204
                              Lake Worth, FL 33463
                                 (561) 434-4011
                           (Address, telephone number,
                      including area code, of the principal
                      executive offices of the registrant)

                         15 East 26th Street, Suite 1711
                               New York, New York
                                 (212) 897-6914
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 27, 2005 we had 27,643,588 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005


                                     ASSETS

                                                                     Unaudited
                                                                     ---------

CURRENT ASSETS
  Cash and cash equivalents                                        $     70,646
  Accounts receivable, net                                               17,548
  Inventories, net                                                       95,372
  Other current assets                                                    8,187
                                                                   ------------
          Total current assets                                          191,753

FURNITURE AND EQUIPMENT  - at cost,
  less accumulated depreciation and
  amortization of $2,090                                                  6,271

Intangible assets, net                                                    5,000
                                                                   ------------

                                                                   $    203,024
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expense                             $  1,442,299
  8% Convertible debenture due July 14, 2005                          2,300,000
  Line of credit payable                                                208,186
                                                                   ------------
          Total current liabilities                                   3,950,485

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Common stock - par value $.0001, per share; authorized,
  200,000,000 shares;  27,843,588 shares issued and outstanding           2,784
  Additional paid in capital                                         14,812,808
  Accumulated deficit                                               (18,375,617)
  Unearned compensation                                                (187,436)
                                                                   ------------
          Total stockholders' deficit                                (3,747,461)
                                                                   ------------

                                                                   $    203,024
                                                                   ============
The accompanying notes are an integral part of this statement

                                        GENIO GROUP, INC. and subsidiaries
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the three months ended           For the six months ended
                                             March 31,         March 31,         March 31,         March 31,
                                               2005              2004              2005              2004
                                           -------------- -- --------------    -------------- -- --------------
                                             Unaudited         Unaudited         Unaudited         Unaudited
                                             ---------         ---------         ---------         ---------
                                                               RESTATED                            RESTATED
Net sales                                  $          0      $    507,198      $    320,330      $  1,696,054
Cost of sales                                         0           228,213            84,499           492,751
                                           ------------      ------------      ------------      ------------

          Gross profit                                0           278,985           235,831         1,203,303

Selling expenses                                 12,533           458,281           369,125         1,258,749
General and administrative expenses             257,043           575,915           924,997         1,179,503
Equity based compensation                       559,237           315,091         1,542,593         1,530,480
Depreciation and amortization                       697             1,422             2,552             2,594
                                           ------------      ------------      ------------      ------------

          Loss from operations                 (829,510)       (1,071,724)       (2,603,436)       (2,768,023)

Other income and (expense)

    Interest expense                            (43,899)                -          (240,228)                -
  Penalties                                     (30,000)          (57,715)          (70,000)         (128,715)

    Other Income, net                            29,137               440            29,137           (17,231)
                                           ------------      ------------      ------------      ------------

Loss before provision for income taxes         (874,272)       (1,128,999)       (2,884,527)       (2,913,969)

Provision for income taxes                            -                 -                 -                 -
                                           ------------      ------------      ------------      ------------

NET LOSS                                   $   (874,272)     $ (1,128,999)     $ (2,884,527)     $ (2,913,969)
                                           ============      ============      ============      ============

Basic and diluted loss per share           $      (0.03)     $      (0.04)     $      (0.10)     $      (0.11)
                                           ============      ============      ============      ============

Weighted-average shares outstanding-
    basic and diluted                        27,843,588        26,238,918        27,843,588        25,997,759
                                           ============      ============      ============      ============


The accompanying notes are an integral part of this statement.

                            GENIO GROUP, INC and subsidiaries
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the six months ended
                                                         March 31,         March 31,
                                                           2005              2004
                                                       -------------- -- --------------
                                                         Unaudited         Unaudited
                                                                           RESTATED
Cash flows from operating activities
  Net loss                                              $(2,884,527)     $(2,913,970)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                            12,552            2,594
  Equity based compensation                               1,761,367        1,543,880

  Write-off of assets sold in liquidation                    12,000                -
    Changes in assets and liabilities
    Accounts receivable                                     167,223          260,499
    Inventories                                              73,205         (144,808)
    Prepaid expenses and other current assets                 1,516         (124,661)

    Deferred revenue                                              -         (433,367)
    Accounts payable and accrued expense                     11,596          480,049
                                                        -----------      -----------
          Net cash used in operating activities            (845,068)      (1,329,784)
                                                        -----------      -----------

Cash flows from investing activities
    Purchase of furniture and equipment                      (5,000)          (7,771)
                                                        -----------      -----------
          Net cash used in investing activities              (5,000)          (7,771)
                                                        -----------      -----------

Cash flows from financing activities

  Issuance of common stock                                        -          941,500

  Proceeds from issuance of convertible debentures          550,000                -

  Loan from officers                                              -           65,000

  Paydown of line of credit                                 (48,256)               -
                                                        -----------      -----------
          Net cash provided by financing activities         501,744        1,006,500
                                                        -----------      -----------

          NET DECREASE IN CASH                             (348,324)        (331,055)
Cash at beginning of period                                 418,970          514,142
                                                        -----------      -----------
Cash at end of period                                   $    70,646      $   183,087
                                                        ===========      ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                        $         0      $         0

        Taxes                                                     -                -

The accompanying notes are an integral part of this statement.

                                GENIO GROUP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation

            The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month periods ended March 31, 2005 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004.

            The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three and six month periods ending March 31, 2005. The operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Restatement

         The Company restated its financial results for an overstatement of revenues relating to sales agreements which had a right of return. For the three and six months ended March 31, 2004, this overstatement primarily related to one large sale agreement, which accounted for $682,085 of the reduction to sales.

         For the three and six months ended March 31, 2004 the adjustments were as follows; reversal of sales of $682,085, and related reduction to cost of sales $272,152. As a result accounts receivable was reduced by $682,085 and inventory held with the customer increased by $272,152, which effects the statement of cash flows presented.

Note 3 - Summary of Significant Accounting Policies

ORGANIZATION

         During the quarter ended December 31, 2004, primarily due to the lack of financing, Genio closed all operations and terminated all but one of its employees. One of the directors resigned as the chairman of the audit committee and was appointed as the acting Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO") of the Company in order to orchestrate an orderly liquidation of the Company's assets and seek settlement agreements with the creditors. The wind down of operations has continued during the quarter ended March 31, 2005.

         Genio was a developer and marketer of entertainment and leisure products. Genio holds a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of products built around the globally recognized Marvel Super Heroes(TM), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). The Genio Card collection was available at select national retailers in the United States. Genio Cards consists of 360 illustrated cards that take children on a journey through 30 subject categories, from the history of dinosaurs and attributes of reptiles to facts about motor sports and manmade landmarks.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $874,272 and $1,128,999 for the quarter ended March 31, 2005 and March 31, 2004, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at March 31, 2005 and negative cash flow from operations for the quarter ended March 31, 2005 and March 31, 2004. The Company is in default of its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Stock Options

         There were no options issued or earned in this quarter or for the six months ended March 31, 2005, hence the pro-forma disclosure for stock based compensation under FASB 148 is not materially different than the net loss and loss per share as presented on the statement of operations.

New Accounting Pronouncements

         In December 2004, the SEC delayed the effective implementation date for FASB 123R "Accounting for Stock Based Compensation" to apply to fiscal year ends commencing after December 15, 2005. Hence, the Company will adopt the provisions of FASB 123R, commencing September 30, 2006.

         In March 2005, FASB Interpretation No.47 ("FIN 47") was issued, which clarifies certain terminology as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations." In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes the adoption of FIN 47 will have no impact on the financials of the Company, once adopted.

Note 4 - Convertible Debenture

$500,000 CONVERTIBLE DEBENTURE

         On November 1, 2004, the registrant entered into an agreement with one of its existing investors, Crestview Master, LLC ("Crestview"), pursuant to which Crestview invested $500,000 in the form of a convertible debenture. The debenture bears interest at 8% per annum with a maturity date of December 31, 2005. The note is convertible into shares of common stock at a conversion price of $0.20 per share, subject to certain adjustments and anti-dilution provisions. In addition, the registrant issued to Crestview a warrant to purchase up to 750,000 shares of its common stock at an exercise price of $0.40 per share. Only $300,000 of such debenture was received. The warrants were valued at $73,063 and the beneficial conversion feature of such debt was valued at $75,000. The warrants and beneficial conversion feature were both expensed as interest expense in this quarter.

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

$200,000 CONVERTIBLE DEBENTURE

         On February 15, 2005, the securities purchase agreements with Crestview, were amended again, pursuant to the Second Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 (the "Second Amendment"). Therein Crestview agreed to purchase a $200,000 prime plus 2% convertible debenture due April 30, 2005. Highlights of this Second Amendment are as follows: (a) contemporaneous with such investment, the Company reduced the conversion price of the restated 8% convertible debenture in the principal amount of $1,500,000 from $.25 to $.023, (b) the exercise prices of the restated series A-1 warrants and A-2 warrants, each to purchase 900,000 shares of common stock, were reduced from $.60 to $.05 per share, (c) the conversion price of the 8% convertible debenture due December 31, 2005 in the principal amount of $300,000 was reduced from $.20 to $.023, (d) the exercise price of the 750,000 warrants related the $300,000 8% convertible debenture was reduced from $.40 to $.05 per share, (e) Crestview has the right, but not the obligation, to appoint such number of directors of the Company as will constitute a majority of the Board of Directors, until such time as the Crestview outstanding debentures have been fully converted or paid in full, and (f) upon execution of the amendment Crestview shall execute and deliver a release to each of the three former independent directors.

         This financing is also conditioned upon a certain other shareholder arranging for another $150,000 investment of principal in a debenture and Shai Bar-Lavi, our former CEO, rendering for cancellation, without consideration, all shares owned by him or members of his immediate family. During the quarter ended March 31, 2005, proceeds of $50,000 were received from the aforementioned shareholder.

         Conversion of the debentures or exercise of the aforementioned warrants is at the option of the holder. Hence, the beneficial conversion feature and repriced warrants will be expensed upon valuation of such equity rights, but will be limited to the principal amount of such debentures. These debentures also carry a prepayment penalty in the amount of 120% of principal.

         If such debentures were converted there would be an additional 84,782,609 shares issued, resulting in an increase of greater than 50% of the shares outstanding, after the conversion.

Note 5 - Stock Warrants and Options

A. Warrants

Warrant activity is summarized as follows:

--------------------------------------------------------------------------------
                                           Weighted Average     Exercise Price
                                               Warrants
--------------------------------------------------------------------------------
Outstanding At September 30, 2004               6,384,285           $   1.37
Issued                                            750,000               0.40
Exercised
Expired or cancelled                            _________             _______
Outstanding at March 31, 2005                   7,134,285           $   1.27
--------------------------------------------------------------------------------

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

Stock option activity for both qualified and unqualified options is summarized as follows:

--------------------------------------------------------------------------------
                                           Weighted Average      Exercise Price
                                              Options
--------------------------------------------------------------------------------
Outstanding At September 30, 2004             3,125,000              $   2.00
Issued
Exercised
Expired or cancelled                         (1,450,000)                 2.57
                                             ----------                  ----
Outstanding at March 31, 2005                 1,675,000              $   1.53
--------------------------------------------------------------------------------

B. Warrants and Stock Option Plans

         There were no warrants or stock option grants during the quarter ended March 31, 2005.

         The following table summarizes information about warrants and options outstanding and exercisable at March 31, 2005:


                                                              Outstanding and exercisable
                                                              ---------------------------
                                                               Weighted-average Weighted-
                                                                remaining        Average
                                                  Number           life         Exercise          Number
                                               Outstanding       in years         Price        Exercisable
                                               -----------       --------         -----        -----------
  Range of exercise prices:
       $.01 to $1.00                            3,200,000          3.15            .77          3,087,500
       $1.01 - $1.50                            4,420,000          1.47           1.46          4,370,000
       $2.00 - $3.00                            1,189,285          1.00           2.29          1,189,285
                                                ---------                                       ---------
                                                8,809,285                                       8,646,785

         The compensation expense attributed to the issuance of the stock options will be recognized as they are earned. These stock options are exercisable for three years from the date granted.

Note 6 - Related Party Transactions

TACTICA

         On September 7, 2004, the Company wired $150,000 to a subsidiary of IGIA, Inc. ("Tactica"), a public company. IGIA was an affiliate of the then CEO. These monies were an investment pursuant to a Distribution Agreement dated September 7, 2004, which expired on October 31, 2004. On October 21, 2004,
Tactica filed for bankruptcy. As of March 31, 2005, there were no vacuum cleaners held in inventory by the Company. The Company has been paid the proceeds from the sale. The total loss incurred during the Distribution Agreement period from September 7, 2004 through October 31, 2004 was approximately $69,000, of which an approximate $80,000 net loss related to the period ending September 30, 2004 and $11,000 net income related to the quarter ended December 31, 2004.

Note 7 - Subsequent Events

         Subsequent to March 31, 2005, the Company is in active negotiations with its creditors to settle the outstanding payables at a significant discount, through the issuance of stock at $.03 a share for full satisfaction and settlement of such liabilities or obligations to pay cash. The Company has approximately $240,000 of such payables in various stages of settlements.

         On May 11, 2005, the securities purchase agreements with Turquoise Partners, LLC, ("TP") were amended, pursuant to the First Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 (the "First Amendment"). Therein TP agreed to purchase a $100,000 Prime plus 2% convertible debenture due December 31, 2006. Highlights of this First Amendment are as follows: (a) contemporaneous with such investment, the Company reduced the conversion price of the restated 8% convertible debenture in the principal amount of $150,000 from $.25 to $.023, (b) the exercise prices of the restated series A-1 warrants and A-2 warrants, each to purchase 90,000 shares of common stock, were reduced from $.80 to $.05 per share, (c) the maturity date of the $150,000 8% convertible debenture was extended to be due December 31, 2006, and
(d) upon execution of the amendment TP shall execute and deliver a release to each of the three former independent directors. The recent $100,000 from TP was received $50,000 in February 2005 and $50,000 in May 2005.

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

         During the month of January 2005 the Board of Directors of the Company has determined to wind down the Company's operations as conducted to date due to the lack of sufficient funding. The Company released all its employees other than its CEO and one employee. The Company is currently evaluating several options regarding its future financing of the registrant and its future operations. The Company's auditors as part of their review continue to raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

         The following table sets forth our income statement data $( in thousands) for the periods indicated below.


                                                 For the three months ended
                                              March 31, 2005    March 31, 2004
                                              -------------------------------

Net sales                                     $       -         $       507
Cost of sales                                         -                 228
                                              -------------------------------
   Gross profit                                       -                 279

Selling expenses                                     13                 458
General & administrative expenses                   257                 576
Equity based compensation                           559                 315
Depreciation & amortization                           1                   1
                                              -------------------------------
   Loss from operations                            (830)             (1,071)
Other income and (expense)                          (45)                (57)


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005 AND THE QUARTER ENDED MARCH 31, 2004 (RESTATED).

         Net sales decreased $507,198 to $0 for the quarter ended March 31, 2005 from the quarter ended March 31, 2004. The decrease in sales consisted primarily of full quarter revenues of Genio cards and Mighty Beanz card products compared to a wind down of operations in the second quarter of fiscal year 2005.

         Cost of sales for the quarter ended March 31, 2005 decreased $228,213 to $0 from the quarter ended March 31, 2004. Cost of sales consists of those expenses directly related to the production of Genio Cards and Mighty Beanz card products and associated costs including direct card production costs.

         Gross profit for the quarter ended March 31, 2005 decreased $278,985 from the quarter ended March 31, 2004, primarily due to the wind down of operations.

         Selling expenses were immaterial for the quarter ended March 31, 2005. Selling expenses consisted of shipping expenses and marketing. Genio incurred selling expenses to promote and launch Genio Cards and Mighty Beanz card products through various marketing mediums.

         General and administrative expenses decreased $318,872 from the quarter ended March 31, 2004. General and administrative expenses consist of payroll and payroll taxes, professional fees, rent, bad debts and travel. The decrease is primarily related to the wind down of operations.

         Equity based compensation was $559,237 and $315,091 for the quarters ended March 31, 2005 and March 31, 2004, respectively, consisting of stock options previously issued by and for consultants who were paid for their services in our common stock.

         The Company reported a net loss of $874,272, or $(0.03) per share for the quarter ended March 31, 2005 and a net loss of $1,128,999, or $(0.04) per share for the quarter ended March 31, 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND THE SIX MONTHS ENDED MARCH 31, 2004 (RESTATED).

         Net sales decreased $1,375,724 to $320,330 for the six months ended March 31, 2005 from the six months ended March 31, 2004. The decrease in sales is due to a full six months of revenues of Genio cards and Mighty Beanz card products compared to a wind down of operations in the six months ended March 31, 2005.

         Cost of sales for the six months ended March 31, 2005 decreased $408,252 to $84,499 from the six months ended March 31, 2004. Cost of sales consist of those expenses directly related to the production of Genio Cards and Mighty Beanz card products and associated costs including direct card production costs.

         Gross profit for the six months ended March 31, 2005 decreased $967,472 from the six months ended March 31, 2004, primarily due to the wind down of operations.

         Selling expenses decreased $899,624 to $369,125 for the six months ended March 31, 2005 due to the wind down of operations. Selling expenses were incurred to promote and launch Genio Cards and Mighty Beanz card products through various marketing mediums.

         General and administrative expenses decreased $254,506 to $924,997 from the six months ended March 31, 2004. General and administrative expenses consist of payroll and payroll taxes, professional fees, rent, bad debts and travel. The decrease is primarily related to the wind down of operations.

         Equity based compensation was $1,542,593 and $1,530,480 for the six months ended March 31, 2005 and March 31, 2004, respectively, consisting of stock options previously issued by and for consultants who were paid for their services in our common stock.

         The Company reported a net loss of $2,884,527, or $(0.10) per share for the six months ended March 31, 2005 and a net loss of $2,913,969, or $(0.11) per share for the six months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Overview

         As of March 31, 2005, we had $70,646 in cash and cash equivalents. Net cash used in operations for the six months ended March 31, 2005 was approximately $845,068 consisting of a net loss of approximately $2,884,527 partially offset by non-cash adjustments of $1,761,367 in non-cash compensation, as well as a decrease in accounts receivable of $167,223. Total cash provided by financing activities of $501,744 was primarily the result of the proceeds from convertible debentures.

IIG Loan

         On May 4, 2004, we entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted us a credit line of up to $3,000,000 based on our receivables. The amount outstanding from time to time under the loan agreement shall not exceed 75% of the net face amount of certain eligible receivables, plus 30% of the face amount of certain qualified delinquent receivables, minus reserves as set forth in the loan agreement. As of March 31, 2005, the maximum availability under the loan agreement was approximately $300,000, of which $208,187 has been drawn down by us.

Crestview, Ocean Drive Capital and Turquoise Partners

         On November 1, 2004, we entered into an agreement with one of our existing investors, Crestview Master, LLC, pursuant to which Crestview invested in us an additional amount of $300,000 in the form of a convertible debenture. The debenture bears interest at 8% per annum with a maturity date of December 31, 2005. The debenture is convertible into shares of our common stock at a conversion price of $0.20 per share, subject to certain adjustments and anti-dilution provisions. In addition, we issued to Crestview a warrant to purchase up to 750,000 shares of our common stock at an exercise price of $0.40 per share. Contemporaneously with such investment, we amended the convertible debentures and warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners. The maturity of the convertible debentures in the aggregate amount of $1,500,000, previously issued to Crestview, Ocean Drive Equities and Turquoise Partners, has been extended until December 31, 2005 and their conversion price has been reduced to $0.25 per share. The exercise price of the warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners has been reduced to $0.60 per share.

         On February 15, 2005, the securities purchase agreements with Crestview were amended again, pursuant to the Second Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 (the "Second Amendment"). Crestview has agreed to purchase a $200,000 Prime Plus 2% Convertible Debenture due April 30, 2005. The Material terms of the Second Amendment are as follows:
(a) contemporaneous with such investment, the Company reduced the conversion price of the Restated 8% Convertible Debenture in the principal amount of $1,500,000 from $.25 to $.023, (b) the exercise prices of the restated series A-1 warrants and A-2 warrants, each to purchase 900,000 shares of common stock were reduced from $.60 to $.05 per share, (c) the conversion price of the 8% convertible debenture due December 31, 2005 in the principal amount of $300,000 was reduced from $.20 to $.023, (d) the exercise price of the 750,000 warrants related the $300,000 8% convertible debenture was reduced from $.40 to $.05 per share, (e) Crestview has the right, but not the obligation, to appoint such number of directors of the Company as shall constitute a majority of the Board of Directors, until such time as the Crestview outstanding debentures have been fully converted or paid in full, and (f) upon execution of the amendment
Crestview shall execute and deliver a release to each of the three former independent directors.

         This financing is also conditioned upon a certain other shareholder arranging for another $150,000 investment of principal in a debenture and Shai Bar-Lavi, our former CEO, rendering for cancellation, without consideration, all shares owned by him or members of his immediate family. During the quarter ended March 31, 2005, proceeds of $50,000 were received from the aforementioned shareholder.

Item 3.  Controls and Procedures

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

                                    Exhibits
                                    --------

 (a)   Exhibits:

31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1     Certification  of Chief  Executive  Officer of pursuant to 18 U.S.C.  -
         Section 1350.

 (b)   Reports on Form 8-K:

         (1) Current Report on Form 8-K, filed with the Securities and Exchange Commission on 1/25/2005.

         (2) Current Report on Form 8-K, filed with the Securities and Exchange Commission on 2/22/2005.

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

     Signature                            Title                        Date
     ---------                            -----                        ----

    /s/ Matthew J. Cohen
    --------------------
    Matthew J. Cohen             Chief Executive Officer          June 10, 2005