Form 10QSB
period 2005-06-30
GENIO GROUP INC
filed 2005-09-22
CIK 1100779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

   [ ] Transition Report under Section 13 or 15(d) of the Exchange Act

           For the transition period from ___________ to ___________.

                         Commission file number 0-27587
                                                -------

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

                        4020 South 57th Avenue, Suite 204
                              Lake Worth, FL 33463
                        ---------------------------------
                  (Address of the principal executive offices)

                                 (561) 434-4011
                                 --------------
                           (Issuer's telephone number)

                         15 East 26th Street, Suite 1711
                               New York, New York
                                 (212) 897-6914
                         -------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                           Yes [_]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 26, 2005 we had 55,681,787 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GENIO GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents .....................................  $        589
  Inventories, net ..............................................        95,372
  Other current assets ..........................................         1,000
                                                                   ------------
          Total current assets ..................................        96,961
                                                                   ------------

                                                                   $     96,961
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expense ..........................  $    918,186
  8% Convertible debenture due July 14, 2005 ....................     2,350,000
  Line of credit payable ........................................        78,186
                                                                   ------------
          Total current liabilities .............................     3,346,372

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock - par value $.0001, per share; authorized,
  200,000,000 shares; 55,681,787 shares issued and outstanding ..         5,568
  Additional paid in capital ....................................    15,255,233
  Accumulated deficit ...........................................   (18,352,671)
  Unearned consulting services ..................................      (157,541)
                                                                   ------------
          Total stockholders' deficit ...........................    (3,249,411)
                                                                   ------------

                                                                   $     96,961
                                                                   ============

         The accompanying notes are an integral part of this statement.

                                       GENIO GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the three months ended       For the nine months ended
                                                  June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                                  -------------   -------------   -------------   -------------
                                                                    RESTATED                        RESTATED
Net sales .....................................   $          0    $  1,427,335    $    320,330    $  3,123,389
Cost of sales .................................              0         541,423          84,499       1,034,174
                                                  ------------    ------------    ------------    ------------

          Gross profit ........................              0         885,912         235,831       2,089,215

Selling expenses ..............................            852         670,301         369,977       1,929,050
General and administrative expenses ...........        190,373         638,712       1,115,370       1,818,215
Equity based compensation .....................              0         249,528       1,542,593       1,780,008
Depreciation and amortization .................            697          33,520           3,249          36,114
                                                  ------------    ------------    ------------    ------------

          Loss from operations ................       (191,922)       (706,149)     (2,795,358)     (3,474,172)

Other income and (expense)
    Interest expense ..........................        (46,915)        (18,942)       (287,143)        (18,942)
Penalties .....................................        (30,000)        (92,250)       (100,000)       (220,965)
Loss on disposal of assets ....................         (1,799)              0          (6,382)              0
    Other Income, net .........................        293,582          (2,127)        327,302         (19,358)
                                                  ------------    ------------    ------------    ------------

Income/(Loss) before provision for income taxes         22,946        (819,468)     (2,861,581)     (3,733,437)
Provision for income taxes ....................              -               -               -               -
                                                  ------------    ------------    ------------    ------------

NET INCOME/(LOSS) .............................   $     22,946    $   (819,468)   $ (2,861,581)   $ (3,733,437)
                                                  ============    ============    ============    ============

Basic and diluted income/(loss) per share .....   $       0.00    $      (0.03)   $      (0.10)   $      (0.14)
                                                  ============    ============    ============    ============

Weighted-average shares outstanding-
    basic and diluted .........................     29,490,603      26,239,140      28,392,593      26,078,219
                                                  ============    ============    ============    ============

                         The accompanying notes are an integral part of this statement.

                                                      -2-

                       GENIO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the nine months ended
                                                    June 30, 2005  June 30, 2004
                                                    -------------  -------------
                                                                      RESTATED
Cash flows from operating activities
  Net loss ........................................  $(2,861,581)   $(3,733,437)
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Depreciation and amortization .................       18,249         11,914
    Equity based compensation .....................    1,791,262      1,780,008
    Conversion of payables to equity ..............            0              -
    Write-off of assets sold in liquidation .......       12,000              -
    Assets returned for release of accounts payable        5,575              -
    Changes in assets and liabilities
      Accounts receivable .........................      184,771       (530,940)
      Inventories .................................       73,205       (431,618)
      Prepaid expenses and other current assets ...        8,703       (281,011)
      Deferred revenue ............................            -        250,362
      Accounts payable and accrued expense ........      (67,279)     1,151,423
                                                     -----------    -----------
        Net cash used in operating activities .....     (835,095)    (1,783,299)
                                                     -----------    -----------

Cash flows from investing activities
  Purchase of furniture and equipment .............       (5,000)       (56,531)
                                                     -----------    -----------
        Net cash used in investing activities .....       (5,000)       (56,531)
                                                     -----------    -----------

Cash flows from financing activities
  Issuance of common stock ........................            -        941,500
  Proceeds from issuance of convertible debentures       600,000              -
  Loan from officers ..............................            -         35,000
  Proceeds/(paydown) of line of credit ............     (178,286)       578,571
                                                     -----------    -----------
        Net cash provided by financing activities .      421,714      1,555,071
                                                     -----------    -----------

        NET DECREASE IN CASH ......................     (418,381)      (284,759)
Cash at beginning of period .......................      418,970        514,142
                                                     -----------    -----------
Cash at end of period .............................  $       589    $   229,383
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest ......................................  $         0    $    18,952
    Taxes .........................................            -              -
  Non-cash transactions:
    Conversion of debt to equity ..................  $   445,209              -

         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month periods ended June 30, 2005 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three and nine month periods ending June 30, 2005. The operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         During the quarter ended December 31, 2004, primarily due to the lack of financing, Genio closed all operations and terminated all but one of its employees. One of the directors resigned as the chairman of the audit committee and was appointed as the acting Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO") of the Company in order to orchestrate an orderly liquidation of the Company's assets and seek settlement agreements with the creditors. The wind down of operations has continued during the quarter ended June 30, 2005.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Genio was a developer and marketer of entertainment and leisure products. Genio held a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of products built around the globally recognized Marvel Super Heroes(TM), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). The Genio Card collection was available at select national retailers in the United States. Genio Cards consists of 360 illustrated cards that take children on a journey through 30 subject categories, from the history of dinosaurs and attributes of reptiles to facts about motor sports and manmade landmarks.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net loss of $2,861,581 and a net loss of $3,733,437 for the nine months ended June 30, 2005 and June 30, 2004, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at June 30, 2005 and negative cash flow from operations for the quarter ended June 30, 2005 and June 30, 2004. The Company is in default of its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

STOCK OPTIONS

         There were no options issued or earned in this quarter or for the nine months ended June 30, 2005, hence the pro-forma disclosure for stock based compensation under FASB 148 is not materially different than the net loss and loss per share as presented on the statement of operations.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 4 - SETTLEMENT OF PAYABLES

         During the quarter ended June 30, 2005, the Company was in active negotiations with its creditors to settle the outstanding payables at a significant discount, through the issuance of stock at $0.01 to $0.03 a share for full satisfaction and settlement of such liabilities or obligations to pay cash. The Company has settled approximately $445,000 of such payables for the issuance of 27,838,199 shares of common stock.

NOTE 5 - CONVERTIBLE DEBENTURE

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

         Contemporaneously with such investment, the registrant amended the convertible debentures and warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners. The maturity of the convertible debentures in the aggregate amount of $1,500,000, previously issued to Crestview and its affiliates, has been extended until December 31, 2005 and the conversion price has been reduced to $0.25 per share. The exercise price of the warrants previously issued to Crestview and its affiliates has been reduced to $0.60 per share. The repriced warrants were repriced to the market price at the date of such repricing, therefore there is no additional expense to record for such repricing. Due to the repricing of these warrants, the valuation of such warrants is to be determined under variable accounting, hence fluctuations in the market price of the Company's common stock will require an adjustment to the valuation of such warrants quarterly, if such stock price in the market exceeds the reduced conversion price at the end of a reporting period.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$200,000 CONVERTIBLE DEBENTURE

         On February 15, 2005, the securities purchase agreements with Crestview, were amended again, pursuant to the Second Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 (the "Second Amendment"). Therein Crestview agreed to purchase a $200,000 prime plus 2% convertible debenture due April 30, 2005. Highlights of this Second Amendment are as follows: (a) contemporaneous with such investment, the Company reduced the conversion price of the restated 8% convertible debenture in the principal amount of $1,500,000 from $.25 to $.023, (b) the exercise prices of the restated series A-1 warrants and A-2 warrants, each to purchase 900,000 shares of common stock, were reduced from $.60 to $.05 per share, (c) the conversion price of the 8% convertible debenture due December 31, 2005 in the principal amount of $300,000 was reduced from $.20 to $.023, (d) the exercise price of the 750,000 warrants related the $300,000 8% convertible debenture was reduced from $.40 to $.05 per share, (e) Crestview has the right, but not the obligation, to appoint such number of directors of the Company as will constitute a majority of the Board of Directors, until such time as the Crestview outstanding debentures have been fully converted or paid in full, and (f) upon execution of the amendment Crestview executed and delivered a release to each of the three former independent directors.

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

$100,000 CONVERTIBLE DEBENTURE

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - STOCK WARRANTS AND OPTIONS

A. Warrants

Warrant activity is summarized as follows:

                                                  Weighted
                                              Average Warrants    Exercise Price
                                              ----------------    --------------

Outstanding At September 30, 2004 ........        6,384,285           $ 1.37
Issued ...................................          750,000             0.40
Exercised ................................                -                -
Expired or cancelled .....................                -                -
                                                  ---------           ------
Outstanding at June 30, 2005 .............        7,134,285           $ 1.27


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

Stock option activity for both qualified and unqualified options is summarized as follows:

                                                  Weighted
                                              Average  Options    Exercise Price
                                              ----------------    --------------

Outstanding At September 30, 2004 ........        3,125,000           $ 2.00
Issued ...................................                -                -
Exercised ................................                -                -
Expired or cancelled .....................       (1,450,000)            2.57
                                                 ----------           ------
Outstanding at June 30, 2005 .............        1,675,000           $ 1.53

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. WARRANTS AND STOCK OPTION PLANS

         There were no warrants or stock option grants during the quarter ended June 30, 2005.

         The following table summarizes information about warrants and options outstanding and exercisable at June 30, 2005:

                                   Outstanding and exercisable
                                   ---------------------------
                                      Weighted-      Weighted-
                                       average        Average
    Range of           Number      Remaining life    Exercise        Number
exercise prices:    Outstanding       in years         Price      Exercisable
----------------    -----------    --------------    ---------    -----------

 $.01 to $1.00       3,200,000          2.90            .77        3,087,500
 $1.01 - $1.50       4,420,000          1.22           1.46        4,370,000
 $2.00 - $3.00       1,189,285           .75           2.29        1,189,285
                     ---------                                     ---------
                     8,809,285                                     8,646,785
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

NOTE 7 - SUBSEQUENT EVENTS

         Since June 30, 2005, a Turquoise member has advanced another $50,000 to fund the operations of the Company.

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

RESULTS OF OPERATIONS

         The following table sets forth our income statement data ($ in thousands) for the periods indicated below.

                                                    For the three months ended
                                                  ------------------------------
                                                  June 30, 2005    June 30, 2004
                                                  -------------    -------------
                                                                      RESTATED

Net sales ...................................         $   -           $ 1,427
Cost of sales ...............................             -               541
                                                      -----           -------

          Gross profit ......................             -               886

Selling expenses ............................             1               670
General and administrative expenses .........           190               639
Equity based compensation ...................             -               250
Depreciation and amortization ...............             1                34
                                                      -----           -------

          Loss from operations ..............          (192)             (706)

Other income and (expense) ..................           215              (113)

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2005 AND THE QUARTER ENDED JUNE 30, 2004 (RESTATED).

         Net sales decreased $1,427,335 to $0 for the quarter ended June 30, 2005 from the quarter ended June 30, 2004. The decrease in sales consisted primarily of full quarter revenues of Genio cards and Mighty Beanz card products compared to a continued wind down of operations in the third quarter of fiscal year 2005.

         Cost of sales for the quarter ended June 30, 2005 decreased $541,423 to $0 from the quarter ended June 30, 2004. Cost of sales consists of those expenses directly related to the production of Genio Cards and Mighty Beanz card products and associated costs including direct card production costs.

         Gross profit for the quarter ended June 30, 2005 decreased $885,912 from the quarter ended June 30, 2004, primarily due to the wind down of operations.

         Selling expenses were immaterial for the quarter ended June 30, 2005. Selling expenses consisted of shipping expenses and marketing. Genio incurred selling expenses to promote and launch Genio Cards and Mighty Beanz card products through various marketing mediums.

         General and administrative expenses decreased $448,339 from the quarter ended June 30, 2004. General and administrative expenses consist of payroll and payroll taxes, professional fees, rent, bad debts and travel. The decrease is primarily related to the wind down of operations.

         Equity based compensation was $249,528 for the quarter ended June 30, 2004 consisted of stock options previously issued by and for consultants who were paid for their services in our common stock.

         The Company reported net income of $22,946, or $(0.00) per share for the quarter ended June 30, 2005 and a net loss of $819,468, or ($0.03) per share for the quarter ended June 30, 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND THE NINE MONTHS ENDED JUNE 30, 2004 (RESTATED).

         Net sales decreased $2,803,059 to $320,330 for the nine months ended June 30, 2005 from the nine months ended June 30, 2004. The decrease in sales is due to a full nine months of revenues of Genio cards and Mighty Beanz card products compared to a wind down of operations in the nine months ended June 30, 2005.

         Cost of sales for the nine months ended June 30, 2005 decreased $949,675 to $84,499 from the nine months ended June 30, 2004. Cost of sales consist of those expenses directly related to the production of Genio Cards and Mighty Beanz card products and associated costs including direct card production costs.

         Gross profit for the nine months ended June 30, 2005 decreased $1,853,384 from the nine months ended June 30, 2004, primarily due to the wind down of operations.

         Selling expenses decreased $1,599,073 to $369,977 for the nine months ended June 30, 2005 due to the wind down of operations. Selling expenses were incurred to promote and launch Genio Cards and Mighty Beanz card products through various marketing mediums.

         General and administrative expenses decreased $702,845 to $1,115,370 from the nine months ended June 30, 2004. General and administrative expenses consist of payroll and payroll taxes, professional fees, rent, bad debts and travel. The decrease is primarily related to the wind down of operations.

         Equity based compensation was $1,791,262 and $1,780,008 for the nine months ended June 30, 2005 and June 30, 2004, respectively, consisting of stock options previously issued by and for consultants who were paid for their services in our common stock.

         The Company reported a net loss of $2,861,581, or $(0.10) per share for the nine months ended June 30, 2005 and a net loss of $3,733,437, or ($0.14) per share for the nine months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         As of June 30, 2005, we had $589 in cash and cash equivalents. Net cash used in operations for the nine months ended June 30, 2005 was $817,390 consisting of a net loss of approximately $2,861,581 partially offset by non-cash adjustments of $1,791,262 in equity-based compensation, as well as a decrease in accounts receivable of $184,771, offset by a decrease in accounts payable of $571,760. Total cash provided by financing activities of $404,009 was primarily the result of the proceeds from convertible debentures.

IIG LOAN

         On May 4, 2004, we entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted us a credit line of up to $3,000,000 based on our receivables. The amount outstanding from time to time under the loan agreement shall not exceed 75% of the net face amount of certain eligible receivables, plus 30% of the face amount of certain qualified delinquent receivables, minus reserves as set forth in the loan agreement. As of March 31, 2005, the maximum availability under the loan agreement was approximately $300,000, of which $208,187 had been drawn down by us. During the quarter ended June 30, 2005, a certain vendor paid IIG approximately $150,000 directly in lieu of amounts owed to the Company. The Company had not recorded the receivable related to these amounts due and as such, has reduced the note payable and recorded other income in the amount of $150,000. As of June 30, 2005, $78,186 is outstanding on the line.

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

ITEM 3.  CONTROLS AND PROCEDURES

         During the quarter ended December 31, 2004 and during the months thereafter, the Company determined that the functioning of the disclosure controls and procedures was inadequate and, accordingly, the Form 10-QSB's for the quarters ended March 31, 2004 and June 30, 2004 were restated. As a result of the errors noted the Board of Directors performed an investigation. Subsequent thereto, all of the officers have been replaced. Prior to this replacement of management, the Company believes that material weaknesses existed in both the controls over financial reporting and controls over paperwork, especially including customer contracts. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Management is responsible for establishing and maintaining adequate internal controls over financial reporting. During the 90 days prior to the issuance of this report, management has evaluated internal controls, as they relate to the Company as it is now being wound down. In view of the winding down of operations, the Company does not believe that it is necessary to remediate all of the material weakness that have been disclosed. Management is working to correct the weaknesses in financial reporting controls and paperwork control where relevant to the continuing operations.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                    EXHIBITS
                                    --------

(a) Exhibits:

31.1 Certification of Chief Executive Officer (Principal Executive Officer) of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2 Certification of Chief Executive Officer (Principal Financial Officer) of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1 Certification of Chief Executive Officer (Principal Executive and Financial Officer) of pursuant to 18 U.S.C. - Section 1350.

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

Signature                            Title                           Date
---------                            -----                           ----

/s/ Matthew J. Cohen
--------------------
Matthew J. Cohen             Chief Executive Officer          September 21, 2005