Form 10KSB
period 2005-09-30
GENIO GROUP INC
filed 2006-01-17
CIK 1100779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-02768

                                Genio Group, Inc.
                                -----------------
                 (Name of small business issuer in its charter)

               Delaware                                22-3360133
    -------------------------------                    ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

    4020 South 57 Avenue, Suite 204
          Lake Worth, Florida                              33463
          -------------------                              -----
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number 561-434-4011

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which registered

               None                                  not applicable
        ---------------------                        --------------
        (Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

                    common stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or (15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $ 320,330 for the fiscal year ended September 30, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on January 11, 2005 is approximately $461,908

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 55,681,787 shares of common stock are issued and outstanding at January 11, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b)or (c) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one): Yes [ ] No [X]

         When used in this annual report, the terms the "Company," "Genio" "we," "our," and "us" refers to Genio Group, Inc., a Delaware corporation, and our subsidiaries.

         CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to identify and consummate a business combination with an operating entity, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

         You should consider the areas of risk described in connection with any forward-looking statements that may be made in this annual report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this prospectus in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         From 1993 until the fiscal quarter ended December 31, 2004 we were a developer and marketer of entertainment and leisure products. We held a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of products built around the globally recognized Marvel Super Heroes(TM), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). The Genio Card collection, which consisted of 360 illustrated cards that take children on a journey through 30 subject categories, from the history of dinosaurs and attributes of reptiles to facts about motor sports and manmade landmarks, was available at select national retailers in the United States. During the quarter ended December 31, 2004, primarily due to the lack of financing, we closed all operations and terminated all but one of our employees. One of the directors resigned as the chairman of the audit committee and was appointed as the acting Chief Executive Officer and the Chief Financial Officer in order to orchestrate an orderly liquidation of our assets and seek settlement agreements with the creditors. The wind down of operations has continued through fiscal 2005.

         As a result of the wind down of our operations we intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages our company may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

         We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Matthew Cohen, our CEO, who may not be considered a professional business analyst. Mr. Cohen will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future;

nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the Securities and Exchange Commission which is presently four business days from the closing date of the transaction. This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our stockholders.

         We will not restrict our search for any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

         We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, these expenses will be paid by Mr. Cohen with his personal funds as interest-free loans. However, the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate. Repayment of any loans made on our behalf will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders or may sell their stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other stockholders on similar terms and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

         We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

INTELLECTUAL PROPERTY

         Our Genio Cards(TM) embodied trademarks, trade names and copyrights licensed to us by a third party, Marvel, which entitled us to use in the Genio Cards(TM) globally recognized Marvel Super Heroes(TM) including Spider-Man(TM), the Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). The Marvel license agreement relating to these rights expired in June 30, 2005.

         Our Mighty Beanz(TM) cards embodied artwork, logos and other distinctive creative elements licensed to us by Spin Master, which entitles us to manufacture and sell the Mighty Beanz(TM) cards within the United States and Canada and by Moose Enterprises for the rest of the world. The Spin master license agreement relating to these rights extends through April 30, 2006 and the Moose Enterprises license agreement relating to these rights extends through January 31, 2007. This license agreement relating to these rights have been terminated..

         The Stargate SG-1(TM) and Stargate: Atlantis(TM) cards will embody artwork, logos and other distinctive creative elements licensed to us by MGM Consumer Products, a division of Metro-Goldwyn-Mayer, which entitles us to manufacture and sell the Stargate(TM) cards throughout the world excluding Japan, China and Hong Kong. The MGM license agreement relating to these rights extends through August 18, 2006. This agreement is terminable upon the occurrence of a number of events. The license agreement relating to these rights have been terminated.

         The TOMY UK products licensed under the agreement will embody artwork, designs, concepts, logos and other distinctive creative elements licensed to us by TOMY UK Ltd., which Entitles us to sell its "Baby" and "Nursery" line throughout the United States and Canada. The TOMY license agreement relating to these rights extends through December 31, 2008, and shall extend for an additional two years upon achievement of certain sales goals. This agreement is terminable upon the occurrence of certain events, which may be curable under remedies outlined in the contract. The license agreement relating to these rights have been terminated.

EMPLOYEES

         We currently have_one_ employee. None of our employees is represented by a union and we believe our relationship with our employees is good.

OUR HISTORY

         We were originally organized under Delaware law in December 1969 as Tyconda Minerals Corp. In 1983 we changed our name to Hy-Poll Technology, Inc., in 1995 we changed our name to Universal Turf, Inc., in 1999 we changed our name to Universal Media Holdings,Inc. and, in October of 2002, we changed our name to National Management Consulting, Inc.

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

RISK FACTORS

         Before you invest in our securities, you should be aware that there are various risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

WE CURRENTLY DO NOT HAVE AN OPERATING BUSINESS, BUT ALSO DO NOT INTEND TO PURSUE A COURSE OF COMPLETE LIQUIDATION AND DISSOLUTION, AND ACCORDINGLY, THE VALUE OF YOUR SHARES MAY DECREASE

         We currently do not have any operating business. We continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

WE MAY NOT BE ABLE TO IDENTIFY OR FULLY CAPITALIZE ON ANY APPROPRIATE BUSINESS OPPORTUNITIES

         We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

         o competition from other potential acquirors and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;

         o in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and

         o the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities.

         Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently leases our primary office space on a month to month lease. Rent expense for the year ended September 30, 2005 was $107,800.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTCBB under the symbol "GNOI." The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                              High     Low
                                                             ------   ------
Fiscal 2004

First quarter ended December 31, 2003 ....................   $ 6.10   $ 1.30
Second quarter ended March 31, 2004 ......................   $ 2.10   $ 0.87
Third quarter ended June 30, 2004 ........................   $ 1.20   $ 0.46
Fourth quarter ended September 30, 2004 ..................   $ 0.92   $ 0.29

Fiscal 2005

First quarter ended December 31, 2004 ....................   $  .11   $  .09
Second quarter ended March 31, 2005 ......................   $  .03   $  .03
Third quarter ended June 30, 2005 ........................   $  .02   $  .02
Fourth quarter ended September 30, 2005 ..................   $   02   $  .02

         On January 11, 2006, the last sale price of our common stock as reported on the OTCBB was $0.016 As of December 31, 2005, there were approximately 888 record owners of our common stock.

         DIVIDEND POLICY

         We have never paid cash dividends on our common stock. Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

         RECENT SALES OF UNREGISTERED SECURITIES

During the year ended September 30, 2005, the Company was in active negotiations with its creditors to settle the outstanding payables at a significant discount, through the issuance of stock at $0.01 to $0.03 a share for full satisfaction and settlement of such liabilities or obligations to pay cash. The Company has settled approximately $445,000 of such payables for the issuance of 27,838,199 shares of common stock.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under our stock option and equity compensation plans as of September 30, 2005.

                                                                 Weighted
                                              Number of           average              Number of
                                           securities to be      exercise        securities remaining
                                             issued upon         price of        available for future
                                             exercise of       outstanding       issuance under equity
                                           of outstanding        options,         compensation plans
                                          options, warrants      warrants       (excluding securities
                                            and rights (a)    and rights (b)   reflected in column (a))
                                          -----------------   --------------   ------------------------
Plan category

Equity compensation plans
  approved by stockholder .............           0                $   0                   0

Equity compensation plans
  not approved by stockholders ........           0                $   0                   0

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We were a start-up developer and marketer of entertainment and leisure products. Since our inception, most of our revenues have been derived from our card business. During the month of January 2005 our Board of Directors determined to wind down the Company's operations as conducted to date due to the lack of sufficient funding. The Company released all its employees other than its CEO and one employee. The Company is currently evaluating several options regarding its future financing of the registrant and its future operations. The Company's auditors as part of their review continue to raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND THE YEAR ENDED SEPTEMBER 30, 2004.

         The following table sets forth our income statement data ($ in thousands) for the periods indicated below.

                                                    Year Ended      Year Ended
                                                  September 30,   September 30,
                                                       2005            2004
                                                  -------------   -------------

Net sales .....................................    $    320,330    $  3,999,735
Cost of sales .................................         188,272       2,957,073
                                                  -------------   -------------

      Gross profit ............................         132,058       1,042,662

Selling expenses ..............................         374,436       2,772,775
General and administrative expenses ...........       1,034,647       3,891,146
Equity based compensation .....................       1,800,738       1,612,757
Depreciation and amortization .................           3,249          13,232
                                                  -------------   -------------

      Loss from operations ....................      (3,081,012)     (7,247,248)

Other income and (expense)
   Interest expense ...........................        (333,966)     (1,685,375)
   Penalties ..................................        (107,894)     (1,012,002)
   Loss on disposal of assets .................          (4,583)
   Miscellaneous ..............................         391,053         (52,310)
                                                  -------------   -------------

Loss before provision for income taxes ........      (3,136,402)     (9,996,935)
Provision for income taxes ....................               0               0
                                                  -------------   -------------

NET LOSS ......................................   ($  3,136,402)  ($  9,996,935)
                                                  =============   =============

Basic and diluted earnings (loss) per share ...   ($       0.09)  ($       0.38)
                                                  =============   =============

Weighted-average shares outstanding-
   basic and diluted ..........................      33,105,905      26,482,419
                                                  =============   =============

         Net sales decreased to $320,330 for the year ended September 30, 2005 from $3,999,735 the year ended September 30, 2004. The decrease in sales consisted primarily of only a revenues of Genio cards and Mighty Beanz card products for a short period of time as the Company commenced to wind down of operations in the third quarter of fiscal year 2005.

         Cost of sales decreased to $188,272 for the year ended September 30, 2005 from $2,957,073 for the year ended September 30, 2004. Cost of sales consists of those expenses directly related to the production of Genio Cards and Mighty Beanz card products and associated costs including direct card production costs.

         Gross profit for the year ended September 30, 2005 was $132,058 compared to $1,042,662 for the year ended September 30, 2004, primarily due to the wind down of operations.

         Selling expenses were $374,436 for the year ended September 30, 2005 compared to $2,772,775 for the year ended September 30, 2004. Selling expenses consisted of shipping expenses and marketing. Genio incurred selling expenses in the 2004 period to promote and launch Genio Cards and Mighty Beanz card products through various marketing mediums.

         General and administrative decreased to $1,034,647 for the year ended September 30, 2005 compared to $3,891,146 for the year ended September 30, 2004. General and administrative expenses consist of payroll and payroll taxes, professional fees, rent, bad debts and travel. The decrease is primarily related to the wind down of operations.

         Equity based compensation was $1,800,738 for the year ended September 30, 2005 consisted of stock options previously issued by and for consultants who were paid for their services in our common stock.

         The Company reported a net loss of $3,136,402, or $(0.09) per share for the year ended September 30, 2005 and a net loss of $9,996,935, or ($0.38) per share for the year ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, we had $4,413 in cash and cash equivalents. Net cash used in operations for the year ended September 30, 2005 was $916,302 consisting of a net loss of approximately $3,136,402 partially offset by non-cash adjustments of $1,800,740 in equity-based compensation, as well as a decrease in accounts receivable of $184,771 and decrease in inventories of $168,577. Total cash provided by financing activities of $506,745 was primarily the result of the proceeds from convertible debentures.

         At September 30, 2005 we had an accumulated deficit of $18,627,499 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in fiscal 2005 we are winding down our operations and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $3.3 million of obligations on our balance sheet at September 30, 2005. We have no commitments from any party to provide such funds to us. If are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

IIG LOAN

         On May 4, 2004 the Company entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted the Company a credit line of up to $3,000,000 based on a percentage of certain receivables. This agreement provides for interest, collateral management and account management fees. In the event that such fees were less than $20,000 for the month, then the minimum monthly fee of $20,000 was due. The Company defaulted on the terms of this credit line. The interest rate on such line of credit is the greater of prime rate plus 4.25 per annum or 8.75%. The default in interest rate shall be prime rate plus 10% per annum. The Company is in dispute with the lender as to the terms of the loan agreement and amounts due. The Company is attempting to settle the debt with the lender for approximately $75,000.

CRESTVIEW, OCEAN DRIVE CAPITAL AND TURQUOISE PARTNERS

         On November 1, 2004, we entered into an agreement with one of our existing investors, Crestview Master, LLC, pursuant to which Crestview invested in us an additional amount of $300,000 in the form of a convertible debenture. The debenture bears interest at 8% per annum with a maturity date of December 31, 2005. The debenture is convertible into shares of our common stock at a conversion price of $0.20 per share, subject to certain adjustments and anti-dilution provisions. In addition, we issued to Crestview a warrant to purchase up to 750,000 shares of our common stock at an exercise price of $0.40 per share. Contemporaneously with such investment, we amended the convertible debentures and warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners. The maturity of the convertible debentures in the aggregate amount of $1,500,000, previously issued to Crestview, Ocean Drive Equities and Turquoise Partners, was extended until December 31, 2005 and their conversion price has been reduced to $0.25 per share. The exercise price of the warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners has been reduced to $0.60 per share.

         On February 15, 2005, the securities purchase agreements with Crestview were amended again, pursuant to the Second Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 (the "Second Amendment"). Crestview has agreed to purchase a $200,000 Prime Plus 2% Convertible Debenture due April 30, 2005. The material terms of the Second Amendment are as follows:

         o contemporaneous with such investment, the Company reduced the conversion price of the Restated 8% Convertible Debenture in the principal amount of $1,500,000 from $.25 to $.023,

         o the exercise prices of the restated series A-1 warrants and A-2 warrants, each to purchase 900,000 shares of common stock were reduced from $.60 to $.05 per share,

         o the conversion price of the 8% convertible debenture due December 31, 2005 in the principal amount of $300,000 was reduced from $.20 to $.023,

         o the exercise price of the 750,000 warrants related the $300,000 8% convertible debenture was reduced from $.40 to $.05 per share,

         o Crestview has the right, but not the obligation, to appoint such number of directors of the Company as shall constitute a majority of the Board of Directors, until such time as the Crestview outstanding debentures have been fully converted or paid in full, and

         o upon execution of the amendment Crestview shall execute and deliver a release to each of the three former independent directors.

         This financing was also conditioned upon a certain other shareholder arranging for another $150,000 investment of principal in a debenture and Shai Bar-Lavi, our former CEO, rendering for cancellation, without consideration, all shares owned by him or members of his immediate family. During the quarter ended March 31, 2005, proceeds of $50,000 were received from the aforementioned shareholder.

         On May 11, 2005, the securities purchase agreements with Turquoise Partners, LLC, ("TP") were amended, pursuant to the First Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 (the "First Amendment"). Therein TP agreed to purchase a $100,000 Prime plus 2% convertible debenture due December 31, 2006. Highlights of this First Amendment were as follows:

         o contemporaneous with such investment, the Company reduced the conversion price of the restated 8% convertible debenture in the principal amount of $150,000 from $.25 to $.023,

         o the exercise prices of the restated series A-1 warrants and A-2 warrants, each to purchase 90,000 shares of common stock, were reduced from $.80 to $.05 per share,

         o the maturity date of the $150,000 8% convertible debenture was extended to be due December 31, 2006, and

         o upon execution of the amendment TP shall execute and deliver a release to each of the three former independent directors. The recent $100,000 from TP was received $50,000 in February 2005 and $50,000 in May 2005.

         These aforementioned debentures have been extended through to December 2006, and is currently being negotiated for a debt to equity conversion.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see our note 2 to our consolidated financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, FASB Interpretation No.47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believe the adoption of FIN 47 will have no impact on the financials of the Company, once adopted.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-23, which appear at the end of this annual report.

                                    CONTENTS
                                                                         Page
                                                                         ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  - Sherb & Co., LLP ................................................        F-1
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
 - Radin, Glass & Co., LLP ..........................................        F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet ..........................................        F-3
Consolidated Statements of Operations ...............................        F-4
Consolidated Statements of Changes in Stockholders' Deficit .........        F-5
Consolidated Statements of Cash Flows ...............................        F-6
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ......................  F-7 to 23

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 12, 2005, the Company dismissed Radin, Glass & Co., LLP as its independent registered public accounting firm. Radin, Glass & Co. LLP had been the independent registered public accounting firm for and audited the consolidated financial statements of Genio Group Inc. as of September 30, 2004, and for the period from May 14, 2003 (inception) through September 30, 2003. The reports of Radin, Glass & Co., LLP on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audit for the period from May 14, 2003 (inception) through September 30, 2004 and in connection with Radin, Glass & Co., LLP's review of the subsequent interim periods through March 31, 2005, there were no disagreements between the Company and Radin, Glass & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Radin, Glass & Co., LLP, would have caused Radin, Glass & Co., LLP to make reference thereto in their report on our financial statements for these fiscal years. During the period from May 14, 2003 (inception) through September 30, 2004 or during the subsequent interim period through March 31, 2005, the Company had no reportable events (as defined in Item 304(a)(1) of Regulation S-B).

         Radin, Glass & Co., LLP furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of this letter is included as an exhibit to this annual report.

         On July 12, 2005, the Company engaged Sherb & Co., LLP as its independent registered public accounting firm. The Company had not consulted with Sherb & Co., LLP regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on its financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues. The change was approved by our Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's sole officer and director has concluded, that the Company's disclosure controls and procedures have functioned effectively so as to provide the officer the information necessary whether:

         (a) The Company's sole officer and director carried out an evaluation, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Our Chief Executive Officer who also serves as our Chief Financial Officer and is the sole employee and director of the Company, is responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officer's valuation of these controls and procedures covered by this annual report, and subject to the limitations noted hereinafter, our sole officer and director concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

         (b) During the year ended September 30, 2004 and during the months thereafter, the Company determined that the functioning of the disclosure controls and procedures was inadequate and, accordingly, the Form 10-Q's for the quarters ended March 31, 2004 and June 30, 2004 were restated and re-filed in June 2005. As a result of the errors noted the Board of Directors performed an investigation during the year ended September 30, 2005. Subsequent thereto, all of the officers have been replaced. Prior to this replacement of management, the Company believes that material weaknesses existed in both the controls over financial reporting and controls over paperwork, especially including customer contracts. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

There have been no significant changes in the Company's internal controls or in other factors since the date of the current sole officer and director's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses. The sole officer and director has evaluated internal controls, as they related to the Company as it is now being wound down. In view of the winding down of operations, the Company does not believe that it is necessary to remediate all of the material weakness that had been disclosed by the investigation conducted by the Board of Directors.

The sole officer and director's evaluation has also concluded that there have been no occurrences during the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

      Name         Age                         Positions
      ----         ---                         ---------

Matthew J. Cohen   47    Director, Chief Executive Officer and Chief Financial
                         Officer

         Mr. Cohen has served as our Chief Executive Officer and Chief Financial Officer since January 17, 2005, and has been a member of our Board of Directors since August 1, 2004. Since October 2005 Mr. Cohen has also served as Chief Executive Officer and Chairman of the Board of Cirilium Holdings Inc. (Pink
Sheets: CRLPU). In addition, Cohen serves as the Chief Financial Officer of Royal Palm Capital Group, Inc. a Florida based Investment portfolio company. Mr. Cohen has also been the Chief Financial Officer of Sea Aerosupport, Inc. since May 2004. Mr. Cohen has been the chief financial officer of Mark Fore & Strike Holdings, Inc., an apparel retailer, since February 2003. From July 2002 until February 2003, Mr. Cohen served as chief financial officer for Life Imaging Corporation, a provider of diagnostic services. From September 1999 until June 2002, Mr. Cohen was chief financial officer for Interactive Technologies.com, Inc., a benefit and services company. ,. Mr. Cohen specializes in the development of financial and operational infrastructure, and corporate recovery work. Some of his responsibilities include the implementation and interfacing of information systems indigenous to the service business. He also manages all treasury functions, human resource management, payroll and management reporting. Mr. Cohen also serves on the Board of Directors of Interactive Technologies.com Ltd. Mr. Cohen has a B.B.A. degree in Accounting from New Paltz State University.

         Directors are elected at our annual meeting of stockholders and hold office for one year or until his or her successor is elected and qualified.

CODE OF ETHICS

         We have adopted a Code of Ethics and Business Conduct for Officers and Directors (which applies to all our principal officers, including our CEO, CFO, COO and principal accounting officer) and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives. Copies of these codes are filed as exhibits to the this annual report.

COMMITTEES OF THE BOARD OF DIRECTORS

         On September 22, 2004, our Board of Directors formed an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, all of which were comprised of our three independent directors. The Board of Directors has also adopted charters for each of the committees. As a result of the resignation of three of our directors on January 17, 2005, we no longer have active Audit, Compensation and Nominating/Corporate Governance Committees.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2005 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2005, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2005.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000 (the "Named Executive Officers").

                                                                                 Long-Term
                                    Annual Compensation                         Compensation
-------------------------------------------------------------------------------------------------------
                                                       Restricted             Securities
Name and                                              Other Annual    Stock   Underlying
Principal                Fiscal     Salary    Bonus   Compensation   Awards     Options     All Other
Position                  Year       ($)       ($)        ($)         ($)       SAR (#)    Compensation
-------------------------------------------------------------------------------------------------------
Matthew J. Cohen(1) ...   2005    $  85,000     0               0      0               0        0

Shai Bar-Lavi (2) .....   2005    $       0     0               0      0               0        0
                          2004    $ 175,576     0               0      0               0        0
                          2003    $  76,154     0       $ 150,000      0               0        0

Susan Eisner(3) .......   2004    $ 160,334     0               0      0       $ 282,000        0

Andrew J. Schenker (4)    2004    $ 122,067     0               0      0       $ 141,000        0

Yaron Ben-Horin(5) ....   2004    $ 136,923     0               0      0       $ 200,045        0
                          2003            0     0               0      0       $ 100,222        0

Bruce Holland (6) .....   2004    $ 120,923     0               0      0               0        0

Steven Lux (7) ........   2004    $  30,230     0               0      0               0        0
                          2005    $   8,500     0               0      0               0        0

(1)      Mr. Cohen has served as our Chief Executive Office since January 2005.

(2) Mr. Bar-Lavi served as our Chief Executive Officer from July 2003 until November 2004. The compensation paid to Mr. Bar-Lavi in fiscal 2003 represents salary paid by us pursuant to his employment agreement with us and in connection with his employment by Genio, Inc. and its subsidiary prior to the merger with our company. Other Annual Compensation in fiscal 2003 represents payments for services provided by, and reimbursement of expenses of, Mr. Bar-Lavi and certain entities under his control.

(3)      Ms. Eisner served as our President from November 2003 until November
2004.

(4) Mr. Schenker served as our Chief Financial Officer from October 2002 until November 2004.

(5) Mr. Ben-Horin served as our Chief Operating Officer from July 2003 until January 2005.

(6) Mr. Holland served as our Senior Vice President - Product Development from July 2003 until December 2004.

(7) Mr. Lux served as our Chief Executive Officer from September 2004 until January 2005.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

                        OPTION GRANTS IN YEAR ENDED SEPTEMBER 30, 2005
                                     (INDIVIDUAL GRANTS)
                         NO. OF SECURITIES   % OF TOTAL OPTIONS/SARs
                        UNDERLYING OPTIONS    GRANTED TO EMPLOYEES      EXERCISE   EXPIRATION
      NAME                 SARs GRANTED           IN FISCAL YEAR         PRICE        DATE
---------------------   ------------------   -----------------------    --------   ----------
Matthew J. Cohen ....            0                     0%                  $0         0
Shai Bar-Lavi .......            0                     0%                  $0         0

         The following table sets forth certain information regarding stock options held as of September 30, 2005 by the Named Executive Officers.

                 AGGREGATE OPTION EXERCISES IN YEAR ENDED SEPTEMBER 30, 2005
                                  AND YEAR-END OPTION VALUES
                                          NO. OF SECURITIES
                                        UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                 SHARES                       OPTIONS AT             IN-THE-MONEY OPTIONS AT
                ACQUIRED     VALUE        SEPTEMBER 30, 2005          SEPTEMBER 30, 2005(1)
                   ON      REALIZED   --------------------------   --------------------------
    NAME        EXERCISE      $       EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
-------------   --------   --------   -----------  -------------   -----------  -------------
Matthew Cohen
ShaiBar-Lavi

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At December 31, 2005, there were 55,681,787 shares of our common stock issued and outstanding. The following table sets forth, as of December 31, 2005, information known to us relating to the beneficial ownership of these shares by:

         o each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;

         o        each director;

         o        each executive officer; and

         o        all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 4020 South 57 Avenue, Suite 204, Lake Worth, Florida 33463.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from December 31, 2005 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 31, 2005, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

Name of                          Amount and Nature of            Percentage
Beneficial Owner                 Beneficial Ownership             of Class
----------------                 --------------------            ----------
Matthew J. Cohen .............             0                         0%

All executive officers and
  as a group (one person) ....             0                         0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRNSACTIONS

         On September 7, 2004, the Company wired $150,000 to Tactica ("Tactica"), a subsidiary of IGIA, Inc., a publicly traded company. IGIA was an affiliate of Mr. Bar-LavI, our former CEO. This amount was an investment pursuant to a "Distribution Agreement" dated September 7, 2004, which expired on October 31, 2004. The funds were invoiced at $68,354 for the purchase of 3,386 vacuum cleaners and $81,646 for "media advertising", per invoice from Tactica. The total disbursements related to this Distribution Agreement amounted to $343,896, through October 20, 2004. On October 21, 2004, Tactica filed for bankruptcy. As of September 30, 2004, there were vacuum cleaners held in inventory by the Company in the amount of $43,577, which were sold after year end. The total loss incurred during the Distribution Agreement period from September 7, 2004 through October 31, 2004 was approximately $69,000, of which an approximate $80,000 net loss related to the quarter ended December 31, 2004.


                                     PART IV

ITEM 13. EXHIBITS

3.1      Bylaws (1)
3.2      Certificate of Incorporation (2)
3.3      Certificate of Amendment (2)
3.4      Certificate of Amendment (2)
3.5      Certificate of Amendment (3)
3.6      Certificate of Amendment (4)
3.7      Certificate of Amendment (5)
4.2      Form of Warrant dated July 2003 with an exercise price of $1.50 (6)
4.3 Form of (A) Warrant dated November 2003 with an exercise price of $2.92 (6)
4.4 Form of (B) Warrant dated November 2003 with an exercise price of $2.10 (6)
4.5      Warrant issued to IIG Capital, LLC (6)
4.6 Form of Series A-1 Warrant issued to Crestview Master, LLC, Ocean Drive Capital, LLC and Turquoise Partners, LLC (7)
4.7 Form of Series A-6 Warrant issued to Crestview Master, LLC, Ocean Drive Capital, LLC and Turquoise Partners, LLC (7)
4.8 Form of Convertible Debenture dated July 13, 2004 issued to Crestview Master, LLC, Ocean Drive Capital, LLC and Turquoise Partners, LLC (7)
4.9 Prime Plus 2% Convertible Debentures Due April 10, 2005 issued to Crestview Master, LLC, Ocean Drive Capital, LLC and Turquoise Partners, LLC (8)
10.1     Form of Registration Rights Agreement dated November 2003 (6)
10.2     Form of Registration Rights Agreement dated July 2003 (6)
10.3     Loan and Security Agreement dated May 4, 2004 with IIG Capital, LLC (1)
10.4 Second Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 (8)
14.1     Code of Ethics (9)
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of principal financial and accounting officer *
32.1 Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer *

*        filed herewith
(1)      Incorporated by reference to the Form 10-QSB filed with on May 17, 2004
(2) Incorporated by reference to the Report on Form 8-K as filed on April 14, 2000.
(3) Incorporated by reference to the Report on Form 8-K/A as filed on June 30, 2000.
(4) Incorporated by reference to the Report on Form 8-K as filed on October 30, 2002.
(5)      Incorporated by reference to the Form 10-QSB as filed on August 20,
         2003.
(6)      Incorporated by reference to the Form 10-KSB as filed on January 13,
         2004.
(7) Incorporated by reference to the registration statement on Form SB-2 as filed on July 30, 2004.
(8)      Incorporated by reference to the Form 10-KSB as filed on February 17,
         2005.
(9)      Incorporated by reference to the Form 10-KSB as filed on January 13,
         2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2005 and Radin, Glass & Co., LLP served as our independent registered public accounting firm for 2004. The following table shows the fees that were billed for the audit and other services provided by each of these firms for the 2004 and 2005 fiscal years.

                                    Fiscal 2005                Fiscal 2004
                                    -----------                -----------

Audit Fees ..................       $    15,500                $    42,000
Audit-Related Fees ..........                --                     24,044
Tax Fees ....................                --                          0
All Other Fees ..............                --                          0
         Total ..............       $    15,500                $    66,044
                                    ===========                ===========

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENIO GROUP, INC.

January 17, 2006                   By: /s/ Matthew J. Cohen
                                       --------------------
                                   Matthew J. Cohen, CEO, CFO principal
                                   executive officer and principal financial and
                                   accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                       Date
      ---------                       -----                       ----

/s/ Matthew J. Cohen         CEO, CFO and director         January 17, 2006
--------------------
Matthew J. Cohen

                       GENIO GROUP, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  - Sherb & Co., LLP ................................................        F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
 - Radin, Glass & Co., LLP ..........................................        F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet ..........................................        F-3

Consolidated Statements of Operations ...............................        F-4

Consolidated Statements of Changes in Stockholders' Deficit .........        F-5

Consolidated Statements of Cash Flows ...............................        F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ......................  F-7 to 23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Director
Genio Group, Inc. and subsidiaries
Lake Worth, Florida

We have audited the accompanying consolidated balance sheet of Genio Group, Inc. as of September 30, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genio Group, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the year then ended September 30, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 1 to the financial statements, the Company has suffered recurring losses from operations, including a net loss of approximately $3.1 million for the year ended September 30, 2005, and has a substantial working capital deficiency as of September 30, 2005. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ Sherb & Co., LLP
                                               Sherb & Co., LLP
                                           Certified Public Accountants

          New York, New York
          January 13, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Genio Group, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Genio Group, Inc. and subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholder's deficit, and cash flows for the year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2004, and the results of its operations and cash flows for the year then ended September 30, 2004 in conformity with US generally accepted accounting principles.

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

                                        /s/ RADIN, GLASS & CO., LLP
                                            RADIN, GLASS & CO, LLP
                                        Certified Public Accountants

New York, New York
February 11, 2005

                       GENIO GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                             September 30, 2005
                                                             ------------------
                          ASSETS
CURRENT ASSETS
  Cash ....................................................  $            4,413

                                                             ------------------

                                                             $            4,413
                                                             ==================

           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expense ....................  $          857,425
  Convertible debentures ..................................           2,300,000
  Advances from sharholder ................................              35,000
  Line of credit payable ..................................              78,187
                                                             ------------------
    Total current liabilities .............................           3,270,612

Long Term Debt ............................................             100,000

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock - par value $.0001, per share; authorized,
    200,000,000 shares; 55,681,787 shares issued and
    outstanding ...........................................               5,568
  Additional paid in capital ..............................          15,255,732
  Accumulated deficit .....................................         (18,627,499)

                                                             ------------------
                                                                     (3,366,199)
                                                             ------------------

                                                             $            4,413
                                                             ==================

         The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended        Year Ended
                                                September 30,     September 30,
                                                    2005              2004
                                               --------------    --------------

Net sales ...................................   $     320,330     $   3,999,735
Cost of sales ...............................         188,272         2,957,073
                                               --------------    --------------

    Gross profit ............................         132,058         1,042,662

Selling expenses ............................         374,436         2,772,775
General and administrative expenses .........       1,034,647         3,891,146
Equity based compensation ...................       1,800,738         1,612,757
Depreciation and amortization ...............           3,249            13,232
                                               --------------    --------------

    Loss from operations ....................      (3,081,012)       (7,247,248)

Other income and (expense)
  Interest expense ..........................        (333,966)       (1,685,375)
  Penalties .................................        (107,894)       (1,012,002)
  Loss on disposal of assets ................          (4,583)
  Gain on settlement of payables ............         391,053           (52,310)
                                               --------------    --------------

Loss before provision for income taxes ......      (3,136,402)       (9,996,935)
Provision for income taxes ..................               0                 0
                                               --------------    --------------

NET LOSS                                       ($   3,136,402)   ($   9,996,935)
                                               ==============    ==============

Basic and diluted earnings (loss) per
  share .....................................  ($        0.09)   ($        0.38)
                                               ==============    ==============

Weighted-average shares outstanding-basic
  and diluted ...............................      33,105,905        26,482,419
                                               ==============    ==============

         The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT

                                              Commn Stock                                             Unearned
                                       --------------------------                                    Consulting
                                           #              $              APIC           Deficit       Services        Total
                                       ----------------------------------------------------------------------------------------
Balance September 30, 2003 ..........  25,744,728    $      2,574    $  7,945,339    ($ 5,494,162)  ($   660,019)  $ 1,793,732

Common shares issued for services ...     909,000              91       1,354,516                       (243,000)    1,111,607

Common shares issued for regiatration
  penalties .........................   1,266,670             127         911,875                                      912,002

Amortization ........................                                                                  1,320,384     1,320,384

Common shares retired pursuant
  settlements .......................    (553,000)            (56)       (283,991)                                    (284,047)

Value of options and warrants issued                                    3,795,554                     (2,218,105)    1,577,449

Stock issued in private placement ...     476,190              48         941,452                                      941,500

Net loss ............................                                                  (9,996,935)                  (9,996,935)
                                       ----------------------------------------------------------------------------------------

Balance September 30, 2004 ..........  27,843,588           2,784      14,664,745     (15,491,097)    (1,800,740)   (2,624,308)

Beneficial conversion rights of
  convertible debt ..................                                      75,000                                       75,000

Warrants issued with debt ...........                                      73,063                                       73,063

Amortization of unearned compensation                                                                  1,800,740     1,800,740

Conversoin of liabilities into equity  27,838,199           2,784         442,924                                      445,708

Net loss ............................                                                  (3,136,402)                  (3,136,402)
                                       ----------------------------------------------------------------------------------------

Balance September 30, 2005 ..........  55,681,787    $      5,568    $ 15,255,732    ($18,627,499)   $         0  ($ 3,366,199)
                                       ========================================================================================

         The accompanying notes are an integral part of this statement.

                                   GENIO GROUP, INC AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          Year Ended       Year Ended
                                                                        September 30,    September 30,
                                                                             2005             2004
                                                                        -------------    -------------
Cash flows from operating activities
  Net loss ..........................................................   ($  3,136,402)   ($  9,996,935)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation, amortization, intangible write down ...............          18,249           13,232
    Write down of inventory .........................................          95,371        1,495,438
    Reserve for returns and bad debts ...............................               -          836,148
      Common stock, stock options and warrants issued ...............       1,800,740        4,637,395
      Write off of assets sold in liquidation .......................          12,000                -
      Assets returned for release of accounts payable ...............           5,575                -
      Changes in assets and liabilities
        Accounts receivable .........................................         184,771           44,749
        Inventories .................................................          73,206         (566,613)
        Prepaid expenses and other current assets and intangibles ...           9,703          161,678
        Accounts payable and accrued expense ........................          20,485          797,498
        Deferred revenue ............................................                         (433,367)
                                                                        -------------    -------------
          Net cash used in operating activities .....................        (916,302)      (3,010,777)
                                                                        -------------    -------------

Cash flows from investing activities
    Purchase of furniture and equipment .............................          (5,000)         (31,748)
    Deferred financing costs ........................................               -          (20,000)
    Loss on disposal of equipment ...................................               -           19,411
                                                                        -------------    -------------
          Net cash used in investing activities .....................          (5,000)         (32,337)
                                                                        -------------    -------------

Cash flows from financing activities
    Common stock issued, net ........................................               -          941,500
    Proceeds from issuance of convertible debentures and advances ...         685,000        1,750,000
    Proceeds from line of credit ....................................        (178,255)         256,442
                                                                        -------------    -------------
          Net cash provided by financing activities .................         506,745        2,947,942
                                                                        -------------    -------------

          NET INCREASE (DECREASE) IN CASH ...........................        (414,557)         (95,172)
Cash at beginning of year ...........................................         418,970          514,142
                                                                        -------------    -------------

Cash at end of year .................................................    $      4,413     $    418,970
                                                                        =============    =============

Supplemental disclosures of cash flow information:
    Cash paid during the period for
      Interest ......................................................               -           65,563
      Taxes .........................................................               -           12,691
Noncash investing and financing transactions:
    Shares issued for penalties .....................................               -          912,002
    Equity issued for services and debt .............................               -        5,150,161
    Debt converted to equity ........................................         445,708                -

                     The accompanying notes are an integral part of this statement.

                                                  F-6

                       GENIO GROUP, INC. and subsidiaries
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004

ORGANIZATION

Prior to year end, primarily due to the lack of financing, Genio Group, Inc. (formerly National Management Consulting, Inc. and referred to herein as "Genio" or the "Company") has closed all operations and terminated all but one of its employees. One of the directors resigned as the chairman of the audit committee and was appointed as the acting CEO and CFO of the Company in order to orchestrate an orderly liquidation of the Company's assets and seek settlement agreements with the creditors.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $3,136,402 and $9,996,935 for the years ended September 30, 2005 and September 30, 2004, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at September 30, 2005 and negative cash flow from operations for the years ended September 30, 2005 and 2004. The Company is in default of its line of credit and substantially all of its convertible debentures. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

INVENTORIES

The Company's inventory consists entirely of finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. The Company fully reserved for the remaining inventory on hand of $95,000, as its salability is questionable.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives used in computing depreciation range from three to five years for equipment and furniture and the remaining lease period for leasehold improvements. In accordance with SFAS 144, the Company periodically evaluates the carrying value of its furniture and equipment for circumstances which may indicate impairment. The Company has disposed of all of its equipment as of September 30, 2005.

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

If the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                                    Year Ended       Year Ended
                                                     September        September
                                                     30, 2005         30, 2004
                                                   -----------------------------
Net loss available to common shareholders,
   as reported .................................   ($ 3,136,402)  ($  9,996,935)

Deduct: Stock based compensation, net of tax ...                        (37,202)
                                                   -----------------------------

Net loss available to common shareholders,
   pro forma ...................................   ($ 3,136,402)  ($ 10,034,137)
                                                   -----------------------------

Basic earnings per share:
   As reported .................................   ($      0.09)  ($       0.38)
                                                   =============================
   Proforma ....................................   ($      0.09)  ($       0.38)
                                                   =============================

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model. There were 25,000 options vested during September 30, 2005, exercisable at $.60. The pro-forma effects are less than $100, accordingly not presented above.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Blach-Scholes option pricing model with the following weighted average assumptions:

                                                  For Years Ended September 30,
                                                  -----------------------------
                                                     2005                2004
                                                  ---------           ---------
Risk free interest rate .......................     4.26%                4.0%
Expected life .................................     2 yrs             2-3 years
Dividend rate .................................     0.00%               0.00%
Expected volatility ...........................      50%                41.0%

CONCENTRATION OF CREDIT RISK

Periodically, the Company may hold cash in the bank in excess of $100,000, which exceeds the FDIC insurance limits and is therefore uninsured.

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

FASB 153 - Exchanges of Non-monetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similiar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

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

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management believes the effects of adopting this revision to FASB 123, will approximate recording those amounts currently reported as compensation herein on a pro-forma basis as allowed under FASB 123.

FASB 154 - Accounting Changes and Error Corrections

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

         In March 2005, the Financial Accounting Standards Board ("FASB") issued interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, "Accounting for Assets Retirement
Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of FIN No. 47 on its financial statements.

NOTE 2 - RESTATEMENT

         The Company restated its financial results for overstatement of revenues relating to sales agreements which had a right of return. For the nine months ended June 30, 2004, this overstatement primarily related to one large sale agreement, which accounted for $682,085 of the reduction of the sales.

         For the three and nine months ended June 30, 2004 the adjustments were as follows: reversal of sales of $57,224 and $739,309, respectively, and related reduction to cost of sales of $22,832 and $294,984, respectively. As a result, accounts receivable as of June 30, 2004 was reduced by $739,309 and inventory held at customer increased by $294,984.

The Company has filed its amended quarterly reports on Form 10-QSB for the fiscal quarters ended March 31, 2004 and June 30, 2004.

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

NOTE 4 - INVENTORIES

Inventories at September 30, 2005, consisted entirely of finished products and shipping supplies as follows:

          Gross inventory ............  $  95,371
          Allowance for salability ...    (95,371)
                                        ---------

          Inventory, net .............  $     -0-
                                        =========

Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other liabilities at September 30, 2005 consist of the following:

          Accounts payable ..........   $ 309,518
          Accrued royalties .........      90,000
          Accrued penalties .........     200,000
          Accrued interest ..........     204,664
          Other .....................      53,243
                                        ---------

          Total .....................   $ 857,425
                                        =========

NOTE 6 - INCOME TAXES

At September 30, 2005, the Company had net operating loss carryforwards of approximately $12,700,000 for book and tax purposes, expiring in year 2022 through 2025. These carryforwards are subject to possible limitation on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code).

At this time, the Company does not believe it can reliably predict future taxable profits. Accordingly, the increase in deferred tax assets to approximately $4,300,000 has been reduced fully by the valuation allowance.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the year ended September 30, 2005 is as follows:

          Loss before income taxes .............................   $ (3,136,402)
          Computed expected tax credit at 34% ..................      1,038,000

          Permanent timing difference - equity compensation ....       (700,000)
          Increase in NOL valuation allowance ..................       (338,000)

          Provision of income taxes ............................   $         --

NOTE 7 - LINE OF CREDIT

On May 4, 2004 the Company entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted the Company a credit line of up to $3,000,000 based on a percentage of certain receivables. This agreement provides for interest, collateral management and account management fees. In the event that such fees were less than $20,000 for the month, then the minimum monthly fee of $20,000 was due. As of September 30, 2005, $78,187 was owed on such credit line. In connection with the loan agreement we granted IIG a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.0625 per share. Such warrants were valued at $212,491 and expensed in the year ended September 30, 2004. The Company defaulted on the terms of this credit line. The interest rate on such line of credit is the greater of prime rate plus 4.25 per annum or 8.75%. The default in interest rate shall be prime rate plus 10% per annum. The Company is in dispute with the lender as to the terms of the loan agreement and amounts due. The Company is attempting to settle the debt with the lender.

Prime rate at September 30, 2005 was 6.75%.

NOTE 8 - CONVERTIBLE DEBENTURES and OTHER - SUBSTANTIALLY ALL SUCH DEBT IS IN DEFAULT AS OF JANUARY 1, 2006.

$1,500,000 CONVERTIBLE DEBENTURE

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

$500,000 CONVERTIBLE DEBENTURE

         On November 1, 2004, the registrant entered into an agreement with one of its existing investors, Crestview Master, LLC ("Crestview"), pursuant to which Crestview invested $500,000 in the form of a convertible debenture. The debenture bears interest at 8% per annum with a maturity date of December 31, 2005. The note is convertible into shares of common stock at a conversion price of $0.20 per share, subject to certain adjustments and anti-dilution provisions. In addition, the registrant issued to Crestview a warrant to purchase up to 750,000 shares of its common stock at an exercise price of $0.40 per share. Only $300,000 of such debenture was received. The warrants were valued at $73,063 and the beneficial conversion feature of such debt was valued at $75,000. The warrants and beneficial conversion feature were both expensed as interest expense in the quarter ended December 31, 2004.

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

         This financing was also conditioned upon a certain other shareholder arranging for another $150,000 investment of principal in a debenture and Shai Bar-Lavi, our former CEO, rendering for cancellation, without consideration, all shares owned by him or members of his immediate family. During the quarter ended March 31, 2005, proceeds of $50,000 were received from the aforementioned shareholder. The Company continues to pursue the cancellation of Shai Bar-Lavi's common shareholding.

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

In late fiscal 2005, an additional $35,000 was advanced by the aforementioned creditor for the settlement of an outstanding payable. Such debt is due on demand and does not bear interest.

         If all of such debentures were converted there would be approximately an additional 100,000,000 shares issued, resulting in an increase of greater than 50% of the shares outstanding, after the conversion.

NOTE 9 - STOCK OPTIONS and WARRANTS

A. Warrants

Warrant activity is summarized as follows:

                                                        Weighted Average
                                                  ----------------------------
                                                   Warrants     Exercise Price
                                                  ----------    --------------
  Outstanding at September 30, 2003
      Issued ...............................       3,000,000    $         1.50
      Expired or cancelled .................       3,384,285    $    .80- 2.92
      Exercised ............................              --                --
                                                  ----------    --------------
  Outstanding at September 30, 2004 ........       6,384,285    $         1.37
      Issued ...............................         750,000              0.05
      Expired or cancelled .................      (3,238,095)             1.60
      Exercised ............................              --                --
                                                  ----------    --------------
  Outstanding at September 30, 2005 ........       3,896,190    $         0.47
                                                  ==========    ==============

The 750,000 of warrants were issued with an exercise price at the then market price.

The following table summarizes information about warrants outstanding and exercisable at September 30, 2005:

                                                   Weighted       Weighted
                                                    Average       Average
                                                   Remaining      Exercise
                                    Shares       Life in Years     Price
                                   ---------     -------------    --------
Range of exercise prices
$0.05 - $1.00 ..................   2,850,000              3.38    $   0.06
$1.01 - $1.50 ..................     570,000              1.65    $   1.20
$2.10 ..........................     476,190              0.29    $   2.10
                                   ---------     -------------    --------
                                   3,896,190              2.47    $   0.47
                                   =========     =============    ========

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

Stock option activity for both qualified and unqualified options is summarized as follows:

                                                            Weighted
                                                        Average Exercise
                                                      --------------------
                                                        Shares      Price
      Outstanding at September 30, 2003 .........      1,696,000    $ 1.50
             Granted ............................      1,500,000    $ 2.53
             Expired or cancelled ...............        (71,000)   $ 1.50
                                                      ----------    ------
      Outstanding at September 30, 2004 .........      3,125,000    $ 2.00
             Granted ............................             --        --
             Expired or cancelled ...............     (2,675,000)   $ 2.12
                                                      ----------    ------
      Outstanding at September 30, 2005 .........        450,000    $ 1.40
                                                      ==========    ======

The following table summarizes information about options outstanding and exercisable at September 30, 2005:

                                                   Weighted         Weighted
                                                    Average         Average
                                 Number            Remaining        Exercise       Number
                               Outstanding       Life in Years       Price       Exercisable
                               -----------       -------------      --------     -----------
Range of exercise prices
$0.60 .....................         50,000                 0.8         $ .60          25,000
$1.50 .....................        400,000                 0.8         $1.50         400,000
                               -----------                                       -----------
                                   450,000                                           425,000
                               ===========                                       ===========

The compensation expense attributed to the issuance of the stock options will be recognized as they are earned. These stock options are exercisable for three years from the grant.

NOTE 10 - CAPITAL STOCK

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

In July 2004, the Company agreed to issue 1,266,670 shares of common stock in lieu of penalties attributed to the failure to file a timely registration and obtain an effective registration on selected shares related to the aforementioned private placements. These shares have been valued at $912,002 or $.72 a share. These penalties satisfied with common stock have been recorded as an expense in fiscal 2004. The Company had not settled with other shareholders also entitled to penalties for the failure to obtain an effective registration, as a consequence the Company is accruing penalties at $10,000 a month. As of September 30, 2005, there was $200,000 accrued for such penalties.

In the third and fourth quarters of fiscal 2004, the Company issued 167,500 shares for settlements on terminated service agreements for which an $116,626 was recorded as an expense, another 95,000 shares were returned to treasury for settlements on terminated service agreements for which a $74,037 reduction to consulting fees was recorded.

During the year ended September 30, 2004, the Company issued 520,500 shares of common stock at various prices in lieu of cash for services provided by consultants and other professionals. The Company valued these shares using the closing price per share of the Company's common stock on the date the underlying shares were granted, which amounted to $988,971. Approximately, $745,971 of such amount was expensed in fiscal 2004,while the balance was recorded as unearned compensation. There were also stock options granted at exercise prices ranging from $1.50 to $2.74, valued at $3,795,554, which $1,577,449 has been expensed this fiscal year. The Company also issued 150,000 stock options to three of its directors, which vest over 24 months at an exercise price of $.60 per share. Two of these directors have resigned from the Company, hence such options were cancelled.

During the year ended September 30, 2005, the Company was in active negotiations with its creditors to settle the outstanding payables at a significant discount, through the issuance of stock at $0.01 to $0.03 a share for full satisfaction and settlement of such liabilities or obligations to pay cash. The Company has settled approximately $445,000 of such payables for the issuance of 27,838,199 shares of common stock.

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

In December 2004, primarily due to the lack of financing, the Company has closed all operations and terminated substantially all of its employees. Accordingly, at September 30, 2005, the Company did not have any reportable segments or geographic concentration.

For the year ended September 30, 2004, the Company had two reportable business segments: a worldwide license to manufacture and sell specific categories of products based upon globally recognized entertainment characters and the other was a retail sales endeavor for a few unrelated consumer products, which was not a significant segment. The consumer product segment for the sale of these consumer products can be summarized as follows, while the balance of the assets, liabilities and operations are attributed to the sales of entertainment characters represents the remainder of the Company's reported balance sheet and operations as of ands for the year ended September 30, 2004, not presented.

                                Consumer Products
                                -----------------

Identifiable Assets
  All Inventory ............        $  43,577

Identifiable Liabilities:
  Accounts payable and
    Accrued expenses .......        $  43,765

Sales ......................        $ 196,741
Cost of sales ..............           78,770
General & admin & other ....          203,860
Net (loss) income ..........        $ (86,678)

NOTE 12 - ACQUISITION OF TELE-V (Genio Cards)

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

The terms of the acquisition were negotiated between the officers of the Company and Shai Bar-Lavi. At the time of the negotiations, there was no material relationship between the Company or any of its directors, officers or affiliates and TV or its management

Effective upon the closing of the TV Acquisition Shai Bar-Lavi (Bar-Lavi) who was the Chairman and Chief Executive Officer of TV, joined the Company as Chairman of the Board of Directors and as CEO. On July 21, 2003, the Company and Bar-Lavi entered into an two year employment agreement. Pursuant to this agreement, Mr. Bar-Lavi shall be entitled to a base salary of $180,000 per annum and participation in Company benefit programs. Mr. Bar-Lavi resigned in February 2005 from the Company.

Effective July 21, 2003, the Company and Yaron Ben-Horin entered into an two year employment agreement. Pursuant to this agreement, Mr. Ben-Horin became Chief Operating Officer of the Company and shall be entitled to a base salary of $100,000 per annum and participation in Company benefit programs as well as incentive compensation based upon certain established parameters. Mr. Ben-Horin was terminated in December 2004.

The Company has entered into a Licensing Agreement with Marvel Characters, Inc. and Marvel Enterprises, Inc., under which the Company has agreed to pay a licensing fee and royalty in exchange for the use of a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of productsbuilt around the globally recognizable Marvel Super Heroes(R).

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable approximates fair value due to their short-term nature. In view of the financial position of the Company, it is not practical to estimate the fair value of the liabilities.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company currently leases its primary office space on a month to month lease. Rent expense for the years ended September 30, 2005 and 2004 was $107,800 and $156,870, respectively.

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

Advertising and marketing expenses (which encompass media spending and consumer promotions costs) included in selling, general and administrative expenses amounted to approximately $374,000 and $1,128,000 for the years ended September 30, 2005 and 2004, respectively.

Consulting Agreements

The Company has a revenue share agreement with an unrelated entity that provides for 5% of net sales on Genio products up to an aggregate of $20,000,000 in Genio product sales. The Company paid $0 and $118,907 respectively, for the years ended September 30, 2005 and 2004, respectively, under the terms of this agreement.

Litigation

Certain shareholders and creditors of the Company threatened to bring claims against the Company in connection with the actions described in the Current Reports on Form 8-K filed by the Company on November 24, 2004 and December 1, 2004.

NOTE 15 - MAJOR CUSTOMERS/SUPPLIER

In December 2004, primarily due to the lack of financing, the Company has closed all operations and terminated substantially all of its employees. Accordingly, at September 30, 2005, the Company did not have any major suppliers or customers.

For the year ended September 30, 2004, the Company had sales to three major US retailers which individually represented greater then 10% of total sales. These three major customers represented 44% of the total accounts receivable at September 30, 2004. For the year ended September 30, 2004, the Company had one major supplier, that was a related entity.

NOTE 16 - RELATED PARTY TRANSACTIONS

TACTICA

On September 7, 2004, the Company wired $150,000 to a subsidiary of IGIA, Inc. ("Tactica"), a public company. IGIA was an affiliate of the then Chief Executive Officer. These monies were an investment pursuant to a "Distribution Agreement" dated September 7, 2004, which expired on October 31, 2004. The funds were invoiced at $68,354 for the purchase of 3,386 vacuum cleaners and $81,646 for "media advertising", per invoice from Tactica. The total disbursements related to this Distribution

Agreement amounted to $343,896, through October 20, 2004. On October 21, 2004, Tactica filed for bankruptcy. As of September 30, 2004, there were vacuum cleaners held in inventory by the Company in the amount of $43,577, which were sold after year end. The total loss incurred during the Distribution Agreement period from September 7, 2004 through October 31, 2004 was approximately $69,000, of which an approximate $80,000 net loss related to the quarter ended December 31, 2004.

NOTE 17 - FOURTH QUARTER ADJUSTMENTS - UNAUDITED

The Company recorded reserves to inventory in the amount of $95,000 in the fourth quarter.