Form 10QSB
period 2005-12-31
GENIO GROUP INC
filed 2006-02-14
CIK 1100779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005.

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
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization                    Identification No.)

                        4020 South 57th Avenue Suite 204
                               Lake Worth, Florida 33463
                                  561-279-0140
                        --------------------------------
                           (Address, telephone number,
                      including area code, of the principal
                      executive offices of the registrant)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of February 10, 2006 we had 55,681,787 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
  Cash ..........................................................  $         21

                                                                   ------------
                                                                   $         21
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expense ..........................  $    928,425
  8% Convertible debenture ......................................     2,300,000
  Advances from shareholder .....................................        96,600
  Line of credit payable ........................................       153,187
                                                                   ------------
          Total current liabilities .............................     3,478,212

Long term debt ..................................................       100,000

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Common stock - par value $.0001, per share; authorized,
  200,000,000 shares;  55,681,787 shares issued and outstanding .         5,568
  Additional paid in capital ....................................    15,255,732
  Accumulated deficit ...........................................   (18,839,491
                                                                   ------------
          Total stockholders' deficit ...........................    (3,578,191)
                                                                   ------------
                                                                   $         21
                                                                   ============

         The accompanying notes are an integral part of this statement.

                        GENIO GROUP, INC and subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Quarter Ended        Quarter Ended
                                          December 31, 2005    December 31, 2004
                                          -----------------    -----------------

Net sales ............................      $        -0-         $    320,330
Cost of sales ........................               -0-               84,499
                                            ------------         ------------
          Gross profit ...............               -0-              235,831

Selling expenses .....................                                356,592
General and administrative expenses ..           165,992              667,954
Equity based compensation ............                                983,356
Depreciation and amortization ........                                  1,855
                                            ------------         ------------
          Loss from operations .......          (165,992)          (1,773,926)

Other income and (expense)
    Interest expense .................           (46,000)            (196,329)
    Registration penalties ...........                 -              (40,000)
                                            ------------         ------------
Loss before provision for income taxes          (211,992)          (1,784,970)

Provision for income taxes ...........                 -                    -
                                            ------------         ------------


NET LOSS .............................      $   (211,992)        $ (2,010,255)
                                            ============         ============
Basic and diluted loss per share .....      $     (0.004)        $      (0.07)
                                            ============         ============
Weighted-average shares outstanding-
    basic and diluted ................        55,681,787           27,843,588
                                            ============         ============

         The accompanying notes are an integral part of this statement.

                             GENIO GROUP, INC and subsidiaries
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                        Quarter Ended       Quarter Ended
                                                      December 31, 2005   December 31, 2004
                                                      -----------------   -----------------
Cash flows from operating activities
  Net loss .......................................       $  (211,992)        $(2,010,255)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation & amortization ..................                 -               6,855
    Equity based compensation ....................                 -           1,157,610
    Changes in assets and liabilities
      Accounts receivable ........................                               162,657
      Inventory ..................................                                73,205
      Prepaid and other ..........................                               (11,598)
      Accounts payable and accrued expense .......            71,000              34,975
                                                         -----------         -----------
        Net cash used in operating activities ....          (140,992)           (586,551)
                                                         -----------         -----------

Cash flows from investing activities
    Purchase of furniture and equipment ..........                 -              (5,000)
                                                         -----------         -----------
        Net cash used in investing activities ....                 -              (5,000)
                                                         -----------         -----------

Cash flows from financing activities
 Increase (decrease) in line of credit payable  ..            75,000             (53,256)
 Advances from shareholders ......................            61,600
 Proceeds from convertible debt ..................                               300,000
                                                         -----------         -----------
        Net cash provided by financing activities            136,600             246,744
                                                         -----------         -----------
        NET DECREASE IN CASH .....................            (4,392)           (344,807)
Cash at beginning of period ......................             4,413             418,970
                                                         -----------         -----------
Cash at end of period ............................       $        21         $    74,163
                                                         ===========         ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest .....................................       $         0         $         0
    Taxes ........................................                 0                   0
Noncash investing and financing transactions:
  Equity issued for services and debt ............                 0                   0
  Beneficial conversion feature valued ...........                 0                   0

               The accompanying notes are an integral part of this statement.

                                            -4-

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month period ended December 31,2005 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2005.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three month period ending December 31,2005. The operating results for the three month ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Summary of Significant Accounting Policies

         ORGANIZATION

         During the quarter ended December 31, 2005, primarily due to the lack of financing, Genio has closed all operations and terminated all but one of its employees. One of the directors resigned as the chairman of the audit committee and was appointed as the acting CEO and CFO of the Company in order to orchestrate an orderly liquidation of the Company's assets and seek settlement agreements with the creditors.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $211,992 and $2,010,255 for the quarter ended December 31, 2005 and December 31, 2004, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at December 31, 2005 and negative cash flow from operations for the quarter ended December 31, 2005 and December 31, 2004. The Company is in default of its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         STOCK OPTIONS

         There were no options issued or earned in this quarter, hence the pro-forma disclosure for stock based compensation under FASB 148 is not materially different than the loss and loss per share as presented on the statement of operations.

Note 3 - $1,500,000 Convertible Debenture

         On July 15,2005, the Company issued a convertible debenture to Crestview Master, LLC in the principal amount of $1,500,000 pursuant to a private placement transaction with Crestview. The convertible debenture matures on July 14, 2005 and bears interest at the rate Of eight percent (8%) per annum. Interest is payable quarterly at the Company's option in cash or share common stOCK. The note is convertible into shares of common stock at a fixed conversion price of $0.50 per share. In connection with the issuance of the debentures, the issuance of the debenture, the Company entered intO a registration right agreement with Crestview, the terms of which require that the Company file a stock registration statement with the commission covering the shares of common stock underlying the debenture.

         The Company may, at its sole option, require the conversion of the of the debentures if, after the 180th day anniversary of the date on which this registration statement is declared effective by the Commission (A) the volume weighted average price for each of any 20 consecutive Trading Day period shall have commenced only after the Effective Date, exceeds $2.00, adjusted for any stock splits, reverse splits, reverse splits and the like occurring after the original issue date of the debenture, or (B) at any time, the Company completes a public offering of its common stock with (1) aggregate proceeds equals to or greater than $20,000,000 and (2) a price per share of its common stock equal to or greater than $2.00, adjusted for any stock splits, reverse splits and the like occurring after the original issue date of the debenture.

         The terms of the convertible note prohibit conversion of the note to the extent that conversion of the note would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of outstanding shares of common stock. A holder may waive the 9.99% limitation upon 61days' prior written notice to the Company.

         In connection with the foregoing, we issued warrants to Crestview Masters, LLC to purchase up to 1,800,000 shares of our common stock pursuant to a private placement transaction with Crestview. Crestview may exercise the warrant through July 14, 2009. The exercise prices under the warrant are $0.80 per share with respect to 900,000 shares and $1.00 per share with the respect to the 900,000 shares acquired upon exercise of the warrant of the warrant and $1.00 per share with respect to the 900,000 shares acquired upon the exercise of the acquire upon exercise of the warrant. The term of the warrants prohibits the exercise of the warrants to he extent that exercise of the warrants would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of outstanding shares of common stock. A holder may waive the 9.99% limitation upon 61 days' our written notice to us. See subsequent events footnote for amendment to the term of this convertible debenture.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         On July 30, 2004 we entered into an agreement with Turquoise Partners, LLC pursuant to which Turquoise invested $150,000 on terms that substantially identical to those of the Crestview investment. The Company granted Turquoise a warrant to purchase up to 90,000 shares of common stock at an exercise price of $0.80 per share and a warrant to purchase up to 90,000 shares of common stock at an exercise price of $1.00 per share.

500,000 CONVERTIBLE DEBENTURE

         On November 1, 2004, the registrant entered into an agreement with one of its existing investors, Crestview Master, LLC ("Crestview"), pursuant to which Crestview invested $500,000 in the form of a convertible debenture. The debenture bears interest at 8% per annum with a maturity date of December 31, 2005. The note is convertible into shares of common stock at a conversion price of $0.20 per share, subject to certain adjustments and anti-dilution provisions In addition, the registrant issued to Crestview a warrant to purchase up to 750,000 shares of its common stock at an exercise price of $0.40 per share. Only $300,000 of such debenture was received. The warrants were valued at $73,063 and the beneficial conversion feature of such debt was valued at $75,000. The warrants and beneficial conversion feature were both expensed as interest expense in the quarter ended December 31, 2004.

         Contemporaneously with such investment, the registrant amended the convertible debentures and warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners. The maturity of the convertible debentures in the aggregate amount of $1,500,000, previously issued to Crestview and its affiliates, has been extended until December 31, 2006 and the conversion price has been reduced to $0.25 per share. The exercise price of the warrants previously issued to Crestview and its affiliates has been reduced to $0.60 per share. The repriced warrants were repriced to the market price at the date of such repricing, therefore there is no additional expense to record for such repricing. Due to the repricing of these warrants, the valuation of such warrants is to be determined under variable accounting, hence fluctuations in the market price of the Company's common stock will require an adjustment to the valuation of such warrants quarterly, if such stock price in the market exceeds the reduced conversion price at the end of a reporting period.

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

         This financing was also conditioned upon a certain other shareholder arranging for another $150,000 investment of principal in a debenture and Shai Bar-Lavi, our former CEO, rendering for cancellation, without consideration, all shares owned by him or members of his immediate family. During the quarter ended March 31, 2005, proceeds of $50,000 were received from the aforementioned shareholder. The Company continues to pursue the cancellation of Shai Bar-Lavi's common share holding.

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

LINE OF CREDIT

         On May 4, 2004 the Company entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted the Company a credit line of

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

up to $3,000,000 based on a percentage of certain receivables. This agreement provided for interest, collateral management and account management fees. In the event that such fees were less than $20,000 for the month, then the minimum monthly fee of $20,000 was due. As of December 3, 2005, $153,187 was owed on such credit line. In connection with the loan agreement we granted IIG a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.0625 per share. Such warrants were valued at $212,491 and expensed in the year ended September 30, 2004. The Company has defaulted on the terms of this credit line. The interest rate on such line of credit is the greater of prime rate plus 4.25 per annum or 8.75%. The default in interest rate shall be prime rate plus 10% per annum. The Company is in dispute with the lender as to the terms of the loan agreement and amounts due. The Company is attempting to settle the debt with the lender.

         In December 2005, the Company settled its debt with IIG by agreeing to pay $50,000 in cash, accepting a $25,000 note due on March 31, 2006 and converting approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures, recently made. The $50,000 was paid in December 2005.

Note 4 - Stock Warrants and Options

         A. WARRANTS

         Warrant activity is summarized as follows:

                                               Weighted
                                               Average
                                               Warrants        Exercise Price
                                               --------        --------------

Outstanding at September 30, 2004 ..........   3,896,190            $0.47
   Issued ..................................           -                -
   Exercised ...............................           -                -
                                               ---------            -----
Outstanding at December 31, 2005 ...........   3,896,190            $0.47
                                               =========            =====

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

         Stock option activity for both qualified and unqualified options is summarized as follows:

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Weighted
                                                    Average Exercise
                                               --------------------------
                                               Shares               Price
                                               ------               -----
Outstanding at September 30, 2005 ..........   450,000              $1.40
   Granted .................................         -                  -
   Exercised ...............................         -                  -
   Expired or cancelled ....................         -                  -
                                               -------              -----
Outstanding at December 31, 2005 ...........   450,000              $1.40
                                               =======              =====

         The following table summarizes information about warrants and options outstanding and exercisable at December 31, 2005:

                                          Outstanding and exercisable

                                           Weighted-
                                            average     Weighted-
                                           remaining     Average
                               Number         life      Exercise        Number
                            Outstanding    in years       Price      Exercisable
                            -----------    ---------    ---------    -----------
Range of exercise prices:
     $  .60                    50,000         0.8         $ .60         50,000
     $ 1.50                   400,000         0.8         $1.50        400,000
                              -------                                  -------
                              450,000                                  450,000
                              =======                                  =======

         The compensation expense attributed to the issuance of the stock options will be recognized as they are earned. These stock options are exercisable for three years from the grant.

NOTE 5 - SUBSEQUENT EVENT

         In January 2006, the Company entered into a Fourth Amendment to the securities purchase agreement between Crestview and the Company. Crestview agreed to purchase $350,000 of principal amount of Prime Plus 2% Convertible Debenture due December 31, 2006. Highlights of this Fourth Amendment are as follows: (a) contemporaneous with such investment, the Company reduced the conversion price of the restated 8% convertible debenture in the principal amount of $1,500,000 from $.023 to $.0075, (b) the exercise prices of the restated series A-1 warrants and A-2 warrants, each to purchase 900,000 shares of common stock, were reduced from $.05 to $.025 per share, (c) the conversion price of the 8% convertible debenture originally due December 31, 2005 now due December 31, 2006 in the principal amount of $300,000 was reduced from $.023 to $.0075, (d) the exercise price of the 750,000 warrants related the $300,000 8% convertible debenture was reduced from $.05 to $.0125 per share, Turquoise and Horowitz entities shall have warrants issued to them in the proportion of three
(3) warrants for every seven (7) issued to Crestview, which shall have the same terms and conditions as the various Crestview warrants described above. There are insufficient shares authorized to cover the full conversion of this indebtedness into equity as of February 13, 2006.

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

Liquidity and Capital Resources

         At December 31, 2005 we had an accumulated deficit of $18,839,491 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in fiscal 2005 we are winding down our operations and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with our Company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $3.6 million of obligations on our balance sheet at December 31, 2005. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected. Results Of Operations

         OVERVIEW

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

         RESULTS OF OPERATIONS

         The following table sets forth our income statement data as a percentage of net sales for the periods indicated below.

                                               Quarter Ended       Quarter Ended
                                                December 31,        December 31,
                                                    2005                2004
                                               -------------       -------------

Net Sales ..................................         0%                100.0%
Cost of Sales ..............................         0%                 26.4%
Gross Profit ...............................         0%                 73.6%
                                               -------------       -------------
Selling Expenses ...........................         0%                111.3%
General & Administrative Expenses ..........         0%                208.5%
Equity based compensation ..................         0%               307.0.2%
Depreciation & amortization ................         0%                  0.6%
                                               -------------       -------------
Net Loss from Operations ...................         0%               (142.7%)
Other Income and (Expense) .................         0%                 (7.5%)

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2005 AND THE QUARTER ENDED DECEMBER 31,2004.

         Sales terminated for the quarter ending December 31, 2005 decreasing 100% as compared to the quarter ending December 31,2004. The decrease in sales was due to the termination of business.

         Cost of sales terminated for the quarter ended December 31, 2005. A decreased of 100%. Cost of sales had consisted of those expenses directly related to the production of Genio Cards and Mighty Beanz card products and associated costs including direct card production costs.

         Gross profit for the quarter ending December 31, 2005 was $0.00. Gross profit for the quarter ended December 31, 2004 was $0.2 million, or 74% as a percentage of net sales. Gross margin decreased as a percentage of net sales by 100%,due to the termination of operations.

         Selling expenses for the quarter ending December 31,2005 was $0.00. Selling expenses were $0.4 million, or 111% of sales, for the quarter ended December 31, 2004 consisting of shipping expenses, royalties, advertising, marketing and publicity.

         General and administrative expense consisted of payroll, professional fees, and rent for the quarter ending December 31, 2005. General and administrative expenses were 209% of sales for the quarter ended
December31,2004.

         Equity based compensation was $0.00 for the quarter ending December 31, 2005 and $1.2 million for the quarters ended December 31,2004,consisting of stock options previously issued by and for consultants who were paid for their services in our common stock.

         The Company reported a net loss of $211,992, or $(0.004) per share for the quarter ended December 31, 2005 and a net loss of $2,010,255, or ($0.07) per share for the quarter ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Overview

         As of December 31, 2005 we had $21 in cash. As of December 31, 2004, we had $74,163 in cash and cash equivalents. Net cashed used in operations for the quarter ended December 31, 2005 was approximately $141,000 consisting of a net loss of approximately $212,000 offset by a $71,000 increase in accounts payable and accrued expenses. Net cash used in operations for the quarter ended December 31, 2004 was approximately $0.6 million consisting of a net loss of approximately $2.0 million partially offset by non-cash adjustments of $1.2 million in non-cash compensation, as well as a decrease in accounts receivable of $0.2 million. Total cash provided by financing activities of $0.3 million was primarily the result of the proceeds from the common stock issued and the proceeds from convertible debentures and the line of credit.

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

         Crestview, Ocean Drive Capital and Turquoise Partners

         On November 1, 2004 we entered into an agreement with one of our existing investors, Crestview Master, LLC, pursuant to which Crestview invested in us an additional amount of $300,000 in the form of a convertible debenture. The debenture bears interest at 8% per annum with a maturity date of December 31, 2005. The debenture is convertible into shares of our common stock at a conversion price of $0.20 per share, subject to certain adjustments and anti-dilution provisions. In addition, we issued to Crestview a warrant to purchase up to 750,000 shares of our common stock at an exercise price of $0.40 per share. Contemporaneously with such investment, we amended the convertible debentures and warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners. The maturity of the convertible debentures in the aggregate amount of $1,500,000, previously issued to Crestview, Ocean Drive Equities and Turquoise Partners, has been extended until December 31,2005 and their conversion price has been reduced to $0.25 per share. The exercise price of the warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners has been reduced to $0.60 per share.

         On February 15, 2005, we further amended the agreements with Crestview. In connection therewith: (i) Crestview agreed to purchase a $150,000 Prime Plus 2% Convertible Debenture due April 30, 2005, (ii) the conversion price of the Restated 8% Convertible Debenture in the principal amount of $1,500,000 was reduced from $.25 to $.023,(iii) the exercise prices of the Restated Series A-1 warrants and A-2 warrants, each to purchase 900,000 shares of common stock, was reduced from $.60 to $.05 per share, (iv) the conversion price of the 8% Convertible Debenture due December 31, 2005 in the principal amount of $300,000 was reduced from $.20 to $.023,(v) the exercise price of the 750,000 warrants related to the $300,000 8% Convertible Debenture was reduced from $.40 to $.05 per share, (vi) Crestview shall have the right, but not the obligation, to appoint such number of directors of the Company as shall constitute a majority of the Board of Directors, until such time as the Crestview outstanding debentures have been fully converted or paid in full and (vii) Crestview agreed to execute and deliver a release to each of the three former independent directors. The consummation of this agreement is subject to the following conditions: (a) certain other shareholder will invest alongside Crestview another $150,000 of principal in a Prime Plus 2% Convertible Debenture and (b) Mr. Bar-Lavi (our former CEO), shall have rendered for cancellation without consideration all shares beneficially owned by him or members of his immediate family.

Item 3.  Controls and Procedures.

         The Company's sole officer and director has evaluated the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon such evaluation, our sole officer and director has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is accumulated and communicated to our sole officer and director, as appropriate to allow timely decisions regarding required disclosure.

         There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                                    Exhibits

(a) Exhibits:

10.1 Fourth Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004

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

     Signature                          Title                        Date
     ---------                          -----                        ----

/s/ Matthew J. Cohen
--------------------
    Matthew J Cohen          Chief Executive Officer and
                             Chief Accounting Officer          February 14, 2006