Form 10QSB
period 2006-06-30
GENIO GROUP INC
filed 2006-08-21
CIK 1100779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of August 16, 2006 we had 55,681,787 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                GENIO GROUP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS
                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

            Balance Sheet as of June 30, 2006 (unaudited)......................3

            Statements of Operations for the three months ended
            June 30, 2006 and 2005 (unaudited) ................................4

            Statements of Operations for the nine months ended
            June 30, 2006 and 2005 (unaudited) ................................5

            Statements of Cash Flows for the nine months ended
            June 30, 2006 and 2005 (unaudited) ................................6

            Notes to the Unaudited Consolidated Financial Statements...........7

Item 2.  Management's Discussion and Analysis or Plan of Operation............12

Item 3.  Controls and Procedures..............................................13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........14

Item 3.  Defaults Upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................15

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Genio Group, Inc., a Delaware corporation, and its predecessors.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       GENIO GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)


                                     ASSETS

TOTAL ASSETS ....................................................  $          0
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Cash overdraft ................................................  $        602
  Accounts payable and accrued expense ..........................       727,761
  Interest payable on Convertible Debentures ....................       405,385
  8% Convertible Debenture ......................................     2,300,000
  Advances from shareholders ....................................       154,600
  Line of credit payable ........................................       153,187
                                                                   ------------

          Total current liabilities .............................     3,741,535
                                                                   ------------

Long-term debt ..................................................       100,000

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock-$0.0001 par value; authorized 200,000,000 shares,
      55,681,787 shares issued and outstanding ..................         5,568
  Paid in capital ...............................................    15,255,732
  Deficit .......................................................   (19,102,835)
                                                                   ------------

          Total stockholders' deficit ...........................    (3,841,535)
                                                                   ------------

                                                                   $          0
                                                                   ============

   See accompanying notes to the unaudited consolidated financial statements.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                  June 30, 2006    June 30, 2005
                                                  -------------    -------------

Net sales ....................................    $          0     $          0
Cost of sales ................................               0                0
                                                  ------------     ------------

         Gross profit ........................               0                0

Selling expenses .............................               0              852
General and administrative expenses ..........          74,942          190,373
Depreciation and amortization ................               -              697
                                                  ------------     ------------

         Loss from operations ................         (74,942)        (191,922)

Other income and (expense)
    Interest expense .........................         (69,021)         (46,915)
    Registration penalties ...................               0          (30,000)
    Other income .............................               0          291,783
                                                  ------------     ------------

Loss before provision for income taxes .......        (143,963)          22,946

Provision for income taxes ...................               0                0
                                                  ------------     ------------

NET LOSS .....................................    $   (143,963)    $     22,946
                                                  ============     ============

Basic and diluted loss per share .............    $      (0.00)    $       0.00
                                                  ============     ============

Weighted-average shares outstanding -
    basic and diluted ........................      55,681,787       29,490,603
                                                  ============     ============

   See accompanying notes to the unaudited consolidated financial statements.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                  June 30, 2006    June 30, 2005
                                                  -------------    -------------

Net sales ....................................    $          0     $    320,330
Cost of sales ................................               0           84,499
                                                  ------------     ------------

         Gross profit ........................               0          235,831

Selling expenses .............................               0          369,977
General and administrative expenses ..........         274,615        1,115,370
Equity based compensation ....................               0        1,542,593
Depreciation and amortization ................               0            3,249
                                                  ------------     ------------

         Loss from operations ................        (274,615)      (2,795,358)

Other income and (expense)
    Interest expense .........................        (200,721)        (287,143)
    Registration penalties ...................               0         (100,000)
    Other income .............................               0          320,920
                                                  ------------     ------------

Loss before provision for income taxes .......        (475,336)      (2,861,581)

Provision for income taxes ...................               0                0
                                                  ------------     ------------

NET LOSS .....................................    $   (475,336)    $ (2,861,581)
                                                  ============     ============

Basic and diluted loss per share .............    $      (0.01)    $      (0.10)
                                                  ============     ============

Weighted-average shares outstanding -
    basic and diluted ........................      55,681,787       28,392,593
                                                  ============     ============

   See accompanying notes to the unaudited consolidated financial statements.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the Nine Months Ended
                                                     June 30, 2006 June 30, 2005
                                                     ------------- -------------
Cash flows from operation activities
  Net loss .........................................  $  (475,336)  $(2,861,581)
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Depreciation & amortization ....................            -        18,249
    Equity based compensation ......................            -     1,791,262
    Write-off of assets sold in liquidation ........            -        12,000
    Assets returned for release of accounts payable             -         5,575
    Changes in assets and liabilities
      Accounts receivable ..........................            -       184,771
      Inventory ....................................            -        73,205
      Prepaid and other ............................            -         8,703
      Accounts payable and accrued expense .........      276,323       (67,279)
                                                      -----------   -----------

Net cash (used) in operating activities ............     (199,013)     (835,095)
                                                      -----------   -----------


Cash flows from investing activities
  Purchase of furniture and equipment ..............            0        (5,000)
                                                      -----------   -----------

        Net cash (used) in investing activities ....            0        (5,000)
                                                      -----------   -----------


Cash flows from financing activities
  Increase (decrease) in line of credit payable ....       75,000      (178,286)
  Advances from shareholders .......................      119,600             -
  Proceeds from convertible debt ...................            -       600,000
                                                      -----------   -----------

        Net cash provided by financing activities ..      194,600       421,714
                                                      -----------   -----------

NET INCREASE(DECREASE)IN CASH ......................       (4,413)     (418,381)
Cash at beginning of period ........................        4,413       418,970
                                                      -----------   -----------

Cash at end of period ..............................  $         0   $       589
                                                      ===========   ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest .......................................  $         0   $         0
    Taxes ..........................................  $         0   $         0
  Non cash transactions:
    Conversion of debt to equity ...................  $         0   $   445,209

   See accompanying notes to the unaudited consolidated financial statements.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2006 (Unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared, without audit, in accordance with generally accepted accounting principles for interim period reporting and in conjunction with, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for a fair presentation. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month periods ended June 30, 2006 have been made. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2005.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three and nine month periods ended June 30, 2006. The operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year or any future periods.

Note 2 - Summary of Significant Accounting Policies

         ORGANIZATION

         During the quarter ended December 31, 2004, primarily due to the lack of financing, Genio closed all operations and terminated all but one of its employees. One of the directors resigned as the chairman of the audit committee and was appointed as the acting CEO and CFO of the Company in order to orchestrate an orderly liquidation of the Company's assets and seek settlement agreements with the Company's creditors. On April 4, 2006 this employee resigned and was replaced. As of May 23, 2006, the Company has no employees. Historically, Genio was a developer and marketer of entertainment and leisure products.

         Currently, the Company's purpose is to serve as a vehicle to acquire an operating business and is currently considered a "shell" company inasmuch as the Company is not generating revenues, does not own an operating business, and has no specific plan other than negotiate settlement agreements with creditors and to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees or material assets.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2006 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred net losses of $143,963 for the quarter ended June 30, 2006. The Company has incurred net losses of $475,336 and $2,861,581 for the nine months ended June 30, 2006 and June 30, 2005, respectively. Additionally, the Company had no assets and a shareholders' deficiency of $3,841,535 at June 30, 2006 and negative cash flow from operations for the nine months ended June 30, 2006 and June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         STOCK OPTIONS:

         There were no options issued or earned during the nine months ended June 30, 2006, hence the pro-forma disclosure for stock based compensation under FASB 148 is not materially different than the loss and loss per share as presented on the statement of operations.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash approximates its fair values based on the short-term maturity of these instruments. The Company cannot assess the fair value of any of the debt instruments due to the distressed nature of the Company's financial condition.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2006 (Unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

         NEW ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

            FASB 155 - Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d)clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2006 (Unaudited)

Note 3 - Convertible Debenture

         The Company has authorized and sold $2,650,000 of 8% convertible debenture due December 31, 2006 (debentures). The Company has received $2,300,000. The balance of $350,000 is to be received at an indeterminate date in 2006. Interest is payable quarterly in arrears, at the Company's option, in cash or shares of Company common stock. The Company is required to provide the debenture holders with 20 days prior written notice of the Company's election to issue common stock in lieu of cash. Interest to date has never been paid and the liability has been accrued. There is a late fee of 18% on the unpaid interest.

         The debentures are convertible into shares of Company common stock at a fixed conversion price of $0.0075 per share except for $100,000, which is convertible into shares of the Company's common stock at $0.25 per share. The terms of the debentures prohibit conversion if it would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of outstanding shares of the Company's common stock. A holder may waive the 9.99% limitation upon 61 days prior written notice to the Company.

         The debentures provide for a prepayment penalty in the amount of 120% of principal.

         One debenture holder has the right to appoint such number of directors of the Company as will constitute a majority of the Board of Directors. This right expires when the outstanding debentures have been fully converted or paid in full.

         In conjunction with the sale of the debentures, 2,850,000 warrants (warrants) were issued to purchase shares of common stock of the Company. The warrants are exercisable through July 14, 2009. The exercise prices of the warrant are as follows: 750,000 at $0.0125 per share; 1,980,000 at $0.025 per share; 60,000 at $0.80 per share; and 60,000 at $1.00 per share. The term of the warrants prohibits the exercise of the warrants to the extent that exercise of the warrants would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of outstanding shares of the Company's common stock. A holder may waive the 9.99% limitation upon 61 days prior written notice to the Company.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2006 (Unaudited)

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

Note 4 - Line of Credit

         On May 4, 2004 the Company entered into a loan and security agreement With IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. The outstanding balance under the line of credit at June 30, 2006 was $153,187.

         The Company is in default on this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of June 30, 2006, the note and the debentures have not been issued.

Note 5 - Advances from Shareholders

         Certain of the Company's shareholders have made advances to the Company for working capital purposes. At June 30, 2006, these advances aggregated $154,600. These advances are non-interest bearing and have no specified repayment date.

Note 6 - Stock Warrants and Options

         At June 30, 2006, the Company had warrants outstanding to purchase 3,896,190 shares of common stock at a weighted average exercise price of $0.44. There were no warrants issued during the three and nine months ended June 30, 2006.

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

         At June 30, 2006, the Company had outstanding options to purchase 450,000 shares of common stock at an weighted average exercise price of $1.40. There were no options issued during the three and nine months ended June 30, 2006. All outstanding options are currently exercisable and have a weighted average remaining life of 0.3 years. These stock options are exercisable for three years from the date of grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2006 and 2005

         Because we have not had any business operations since the quarter ended December 31, 2004, we did not have any revenues during the three and nine months ended June 30, 2006 and the three months ended June 30, 2005. Total expenses for the three and nine months ended June 30, 2006 were $143,963 and $475,336, respectively, consisting of professional and administrative fees and interest expense. Interest expense for the three and nine months ended June 30, 2006 was $69,021 and $200,721, respectively, related to the convertible debentures and line of credit.

         Total expenses for the three and nine months ended June 30, 2005 were $268,837 and $3,418,332, respectively, primarily attributable to development and marketing of entertainment and leisure products prior to the termination of such operations during quarter ended December 31, 2004. Interest expense for the three and nine months ended June 30, 2005 was $46,915 and $287,143, respectively, related to the convertible debentures and line of credit. The total expenses for the three and nine months ended June 30, 2005 were offset by other income of $291,783 and $320,920, respectively.

Liquidity and Capital Resources

         At June 30, 2006 we had no assets and an accumulated deficit of $19,102,835 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in fiscal 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this planand, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $3.7 million of obligations on our balance sheet at June 30, 2006. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

Item 3.  Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures

         Our management, with the participation of Mr. Horowitz, our acting chief executive and financial officer, who is our sole officer and director, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, he concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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


ITEM 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:
---------

      Exhibit No.                 Description
      -----------                 -----------

      31.1  Certification of the Acting Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Acting Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:
--------------------

      We filed a current report on form 8-K on May 26, 2006 in response to Item
5.02 with respect the appointment of Steven A. Horowitz as our acting chief executive and financial officer and the resignation of Robert I. Jarkow.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Genio Group, Inc.
                                        -----------------
                                        (Registrant)

Date: August 18, 2006                   /s/ Steven A. Horowitz
                                        ------------------------
                                        Acting Chief Executive and Financial
                                        Officer (principal executive and
                                        accounting officer)