Form 10KSB
period 2006-09-30
GENIO GROUP INC
filed 2007-01-16
CIK 1100779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                         Commission file number 0-02768


                                Genio Group, Inc.
                                -----------------
                 (Name of small business issuer in its charter)


                      Delaware                           22-3360133
                      --------                           ----------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            Identification No.)


               400 Garden City Plaza
                  Garden City, NY                           11530
               ---------------------                        -----
      (Address of principal executive offices)            (Zip Code)


                     Issuer's telephone number: 516-873-2000


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

State issuer's revenues for its most recent fiscal year. $ 0 for the fiscal year ended September 30, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on January 10, 2007 is approximately $310,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 55,681,787 shares of common stock are issued and outstanding at January 10, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Form (check one):  Yes ___   No _X_

                                GENIO GROUP, INC.

                                   FORM 10-KSB
PART I

   Item 1.  Business.........................................................  2
   Item 2.  Properties.......................................................  7
   Item 3.  Legal Proceedings................................................  7
   Item 4.  Submission of Matters to a Vote of Security Holders..............  7

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters.........  7
   Item 6.  Management's Discussion and Analysis or Plan of Operation........  9
   Item 7.  Financial Statements............................................. 13
   Item 8.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 13
   Item 8A. Controls And Procedures.......................................... 14
   Item 8B. Other Information................................................ 14

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act................ 15
   Item 10. Executive Compensation........................................... 16
   Item 11. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters....................... 16
   Item 12. Certain Relationships and Related Transactions................... 17
   Item 13. Exhibits......................................................... 18
   Item 14. Principal Accountant Fees and Services........................... 19

         When used in this annual report, the terms the "Company," "Genio" " we," "our," and "us" refers to Genio Group, Inc., a Delaware corporation, and our subsidiaries.

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

         You should consider the areas of risk described in connection with any forward-looking statements that may be made in this annual report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OUR HISTORY

         We were originally organized under Delaware law in December 1969 as Tyconda Minerals Corp. In 1983 we changed our name to Hy-Poll Technology, Inc., in 1995 we changed our name to Universal Turf, Inc., in 1999 we changed our name to Universal Media Holdings,Inc., in 2002 we changed our name to National Management Consulting, Inc. and in 2003, following the acquisition of Genio Inc. and its subsidiaries (as described below), we changed our name to Genio Group, Inc.

         On July 21, 2003, we acquired Genio Inc. (formerly Tele-V, Inc.) and its subsidiaries through the issuance of an aggregate of 15,484,448 shares of common stock, reflecting 65% of the 23,822,228 shares of our common stock of outstanding after the closing. This transaction was accounted for as a reverse acquisition. Subsequent to the acquisition, we adopted the capital structure of Genio Inc. (our subsidiary).

         Prior to September 30, 2006, primarily due to the lack of financing, Genio Group, Inc. (formerly National Management Consulting, Inc. and referred to herein as "Genio" or the "Company") has closed all operations and terminated all of its employees. One of the directors was appointed as the acting CEO and CFO of the Company in order to orchestrate an orderly liquidation of the Company's assets and seek settlement agreements with the creditors. As of May 23, 2006, the Company has no employees.

         Historically, we have been a developer and marketer of entertainment and leisure products. Currently, our purpose is to serve as a vehicle to acquire an operating business and is currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to negotiate settlement agreements with creditors and to engage in a merger or acquisition transaction with a yet-to-be identified company or business.

         As a result of the wind down of our operations, we intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

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

         The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Steven A. Horowitz, our chief executive officer and sole director, who may not be considered a professional business analyst. Mr. Horowitz will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the Securities and Exchange Commission which is presently four business days from the closing date of the transaction. This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our stockholders.

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

         We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, these expenses will be paid by certain shareholders as interest-free loans. However, the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate. Repayment of any loans made on our behalf will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

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

INTELLECTUAL PROPERTY

         Our Genio Cards(TM) embodied trademarks, trade names and copyrights licensed to us by a third party, Marvel, which entitled us to use in the Genio Cards(TM) globally recognized Marvel Super Heroes(TM) including Spider-Man(TM), the Incredible Hulk(TM), X-Men(TM), Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). The Marvel license agreement relating to these rights expired on June 30, 2005.

         Our Mighty Beanz(TM) cards embodied artwork, logos and other distinctive creative elements licensed to us by Spin Master, which entitles us to manufacture and sell the Mighty Beanz(TM) cards within the United States and Canada and by Moose Enterprises for the rest of the world. The Spin master license agreement relating to these rights expired on April 30, 2006 and the Moose Enterprises license agreement relating to these rights expires on January 31, 2007. All licensors have been notified of termination by virtue of discussions made in the 1st qtr of 2005. These discussions were with respect to converting accrued fees to equity of Genio.

         The Stargate SG-1(TM) and Stargate: Atlantis(TM) cards will embody artwork, logos and other distinctive creative elements licensed to us by MGM Consumer Products, a division of Metro-Goldwyn-Mayer, which entitles us to manufacture and sell the Stargate(TM) cards throughout the world excluding Japan, China and Hong Kong. The MGM license agreement relating to these rights expired on August 18, 2006. This agreement is terminable upon the occurrence of a number of events

         The TOMY UK products licensed under the agreement will embody artwork, designs, concepts, logos and other distinctive creative elements licensed to us by TOMY UK Ltd., which entitles us to sell their "Baby" and "Nursery" line throughout the United States and Canada. The TOMY license agreement relating to these rights extends through December 31, 2008, and shall extend for an additional two years upon achievement of certain sales goals. This agreement is terminable upon the occurrence of certain events, which may be curable under remedies outlined in the contract.

EMPLOYEES

         We currently have no employees.

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

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN; OUR AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE BUSINESS AS A GOING CONCERN.

We have limited resources, no revenues from operations since January 2005 and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended September 30, 2006, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this annual report do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

WE DEPEND SUBSTANTIALLY UPON A SINGLE EXECUTIVE OFFICER AND DIRECTOR, WHOSE EXPERIENCE IS LIMITED, TO MAKES ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our chief executive officer and sole director, Steven A. Horowitz. Notwithstanding the importance of Mr. Horowitz, we have not entered into any employment agreement or other understanding with Mr. Horowitz concerning compensation or obtained any "key man" life insurance on any of his life. The loss of the services of Mr. Horowitz will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Horowitz and do not anticipate that we will hire additional personnel.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Horowitz intends to resign his positions with us.

CURRENT SHAREHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

To the extent that additional shares of common stock are issued in connection with a merger or business combination, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair our ability to raise additional capital through the sale of equity securities.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF SHAREHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our common stock is not now quoted on a national exchange but is traded on Nasdaq's OTC Bulletin Board ("OTCBB"). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our shareholders to sell our common stock in the secondary market.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our common stock is quoted on the OTCBB, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National Market or SmallCap Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or a securities exchange.

Often there is currently a limited volume of trading in our common stock, and on many days there has been no trading activity at all. The purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal office is located at 400 Garden City Plaza, Garden City, N.Y., 11530. We currently lease our office space on a month to month basis.

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

                                                     High              Low
                                                     ----              ---
Fiscal 2005

First quarter ended December 31, 2004                $0.11             $0.09
Second quarter ended March 31, 2005                  $0.03             $0.03
Third quarter ended June 30, 2005                    $0.02             $0.02
Fourth quarter ended September 30, 2005              $0.02             $0.02

Fiscal 2006

First quarter ended December 31, 2005                $0.022            $0.011
Second quarter ended March 31, 2006                  $0.025            $0.006
Third quarter ended June 30, 2006                    $0.02             $0.005
Fourth quarter ended September 30, 2006              $0.01             $0.00612

         On January 11, 2007, the last sale price of our common stock as reported on the OTCBB was $0.006. As of December 31, 2006, there were approximately 888 record owners of our common stock.

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

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plan in effect.

         The following table sets forth securities authorized for issuance under our stock option and equity compensation plans as of September 30, 2006.

                                                                 Number of
                                                                 securities
                                                                 remaining
                                                                 available for
                               Number of                         future issuance
                               securities to    Weighted         under equity
                               be issued upon   average          compensation
                               exercise of of   exercise price   plans
                               outstanding      of outstanding   (excluding
                               options,         options,         securities
                               warrants and     warrants and     reflected in
                               rights (a)       rights (b)       column (a))
                               --------------   --------------   ---------------
Plan category

Equity compensation plans
approved by stockholder        n/a              $ n/a            n/a

Equity compensation plans
not approved by stockholders   n/a              $ n/a            n/a

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND THE YEAR ENDED SEPTEMBER 30, 2005.

         The following table sets forth our income statement data ($ in thousands) for the periods indicated below.

                                                    Year Ended      Year Ended
                                                   September 30,   September 30,
                                                       2006            2005
                                                   ------------    ------------

Net sales ......................................            $ -    $    320,330
Cost of sales ..................................              -         188,272
                                                   ------------    ------------

      Gross profit .............................              -         132,058

Selling expenses ...............................              -         374,436
General and administrative expenses ............        271,492       2,835,385
Depreciation and amortization ..................              -           3,249
                                                   ------------    ------------

      Loss from operations .....................       (271,492)     (3,081,012)

Other income and (expense)
   Interest expense ............................       (267,493)       (333,966)
   Penalties ...................................              -        (107,894)
   Loss on disposal of assets ..................              -          (4,583)
   Miscellaneous ...............................              -         391,053
                                                   ------------    ------------

Loss before provision for income taxes .........       (538,985)     (3,136,402)
Provision for income taxes .....................              0               0
                                                   ------------    ------------

NET LOSS .......................................   $   (538,985)   $ (3,136,402)
                                                   ============    ============

Basic and diluted earnings (loss) per share ....   $      (0.01)   $      (0.09)
                                                   ============    ============

Weighted-average shares outstanding -
   basic and diluted ...........................     55,681,787      33,105,905
                                                   ============    ============

         Net sales decreased to $0 for the year ended September 30, 2006 from $320,330 the year ended September 30, 2005. The decrease in sales consisted primarily of revenues of Genio cards and Mighty Beanz card products for a short period of time as the Company commenced to wind down of operations in the third quarter of fiscal year 2005.

         Cost of sales decreased to $0 for the year ended September 30, 2006 from $188,272 for the year ended September 30, 2005. Cost of sales consists of those expenses directly related to the production of Genio Cards and Mighty Beanz card products and associated costs including direct card production costs.

         Gross profit for the year ended September 30, 2006 was $0 compared to $132,058 for the year ended September 30, 2005, primarily due to the wind down of operations.

         Selling expenses were $0 for the year ended September 30, 2006 compared to $374,436 for the year ended September 30, 2005. Selling expenses consisted of shipping expenses and marketing. Genio incurred selling expenses in the 2005 related to Genio Cards and Mighty Beanz card products through various marketing mediums.

         General and administrative decreased to $271,492 for the year ended September 30, 2006 compared to $1,034,647 for the year ended September 30, 2005. General and administrative expenses consist of payroll and payroll taxes, professional fees, rent, bad debts and travel. The decrease is primarily related to the wind down of operations.

         Equity based compensation included in general and administrative expenses was $1,800,738 for the year ended September 30, 2005 consisted of stock options previously issued by and for consultants who were paid for their services in our common stock. There was no equity based compensation for the year ended September 30, 2006.

         The Company reported a net loss of $538,985, or $(0.01) per share for the year ended September 30, 2006 and a net loss $3,136,402, or ($0.09) per share for the year ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         All of the Company's convertible debt is in default as of January 1, 2006.

         As of September 30, 2006, we had $ 0 in cash and cash equivalents and a cash overdraft of $666. Net cash used in operations for the year ended September 30, 2006 was $ $195,826 consisting of a net loss of $ 538,985 offset by an increase in accounts payable of $330,435. Total cash provided by financing activities of $204,137 was primarily the result of shareholder advances and the credit line payable.

         At September 30, 2006 we had an accumulated deficit of $ 19,166,484 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2006 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in fiscal 2005 and 2006 we wound down our operations and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $3.9 million of obligations on our balance sheet at September 30, 2006. We have no commitments from any party to provide such funds to us. If are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

IIG LOAN

         On May 4, 2004 the Company entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted the Company a credit line of up to $3,000,000 based on a percentage of certain receivables. This agreement provides for interest, collateral management and account management fees. In the event that such fees were less than $20,000 for the month, then the minimum monthly fee of $20,000 was due. The Company defaulted on the terms of this credit line. The interest rate on such line of credit is the greater of prime rate plus 4.25 per annum or 8.75%. The default in interest rate shall be prime rate plus 10% per annum. The Company is in dispute with the lender as to the terms of the loan agreement and amounts due. The Company has settled the debt with the lender for approximately $200,000, which $50,000 has been paid.

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

         On February 15, 2005, the securities purchase agreements with Crestview were amended again, pursuant to the Second Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 (the "Second Amendment"). Crestview has agreed to purchase a $200,000 Prime Plus 2% Convertible Debenture due April 30, 2005. The material terms of the Second Amendment are as follows:

         o contemporaneous with such investment, the Company reduced the conversion price of the Restated 8% Convertible Debenture in the principal amount of $1,500,000 from $.25 to $.0075,

         o the exercise prices of the restated series A-1 warrants and A-2 warrants, each to purchase 900,000 shares of common stock were reduced from $.60 to $.05 per share,

         o the conversion price of the 8% convertible debenture due December 31, 2005 in the principal amount of $300,000 was reduced from $.20 to $.0075,

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

         On May 11, 2005, the securities purchase agreements with Turquoise Partners, LLC, ("TP") were amended, pursuant to the First Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 (the "First Amendment"). Therein TP agreed to purchase a $100,000 Prime plus 2% convertible debenture due December 31, 2006. Highlights of this First Amendment were as follows:

         o contemporaneous with such investment, the Company reduced the conversion price of the restated 8% convertible debenture in the principal amount of $150,000 from $.25 to $.0075,

         o the exercise prices of the restated series A-1 warrants and A-2 warrants, each to purchase 90,000 shares of common stock, were reduced from $.80 to $.05 per share,

         o the maturity date of the $150,000 8% convertible debenture was extended to be due December 31, 2006, and

         o upon execution of the amendment TP shall execute and deliver a release to each of the three former independent directors. The recent $100,000 from TP was received $50,000 in February 2005 and $50,000 in May 2005.

         These aforementioned debentures had been extended through to December 2006, and is currently being negotiated for a debt to equity conversion.

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

New Accounting Pronouncements

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes it is currently not practical to fair value the debt instruments recorded on the financial statements due to the distressed financial position of the Company. The Company is currently evaluating the terms of this pronouncement once adopted.

ITEM 7. FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-14, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 12, 2005, the Company, dismissed Radin, Glass & Co., LLP as its independent registered accountant and engaged Sherb & Co., LLP. There were no disagreements, adverse opinions or disclaimer of opinion by Radin, Glass & Co., LLP at the time of the change.

ITEM 8A. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer who also serves as our Chief Financial Officer and is the sole director of the Company, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, her concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) During the year ended September 30, 2004 and during the months thereafter, we determined that the functioning of the disclosure controls and procedures was inadequate and, accordingly, the Form 10-Q's for the quarters ended March 31, 2004 and June 30, 2004 were restated and re-filed in June 2005. As a result of the noted errors, our Board of Directors performed an investigation during the year ended September 30, 2005. Subsequent thereto, all of our officers were replaced. Prior to this replacement of management, we believe that material weaknesses existed in both the controls over financial reporting and controls over paperwork, especially including customer contracts. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

         There were no changes in our internal controls over financial reporting that occurred during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In view of the winding down of our operations, we do not believe that it is necessary to remediate all of the material weaknesses that had been disclosed by the investigation conducted by the Board of Directors at this time.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         Name                  Age                       Positions
         ----                  ---                       ---------
Steven A. Horowitz             47              Director, Chief Executive Officer
                                               and Chief Financial Officer

         STEVEN A. HOROWITZ, is a director, the chief executive and chief financial officer of Genio since May 2006. Prior to that he (i) has been a private investor since October 2004, and (ii) served as a director of CDKnet.com, Inc., a Delaware corporation, from May 1998 through October 2004. During that time he was also, (i) from May 1998 until August 2004, the Chairman and CEO of CDKnet.com and (ii) from October 2002 through January 2004, serving as the President, CEO and Chairman of the Board of Genio Group, Inc. He resigned as an officer of Genio in September 2003 and as a director in January 2004. In addition, since 1988, Mr. Horowitz has been affiliated with Moritt, Hock, Hamroff & Horowitz, LLP, a Garden City, New York-based law firm. Mr. Horowitz holds a degree from Hofstra University School of Law and a Master of Business Administration degree in Accounting from Hofstra University School of Business. Mr. Horowitz is an Adjunct Professor of Law at Hofstra University School of Law. Mr. Horowitz is a member of the American Bar Association and the New York State Bar Association.

         Directors are elected at our annual meeting of stockholders and hold office for one year or until his or her successor is elected and qualified.

CODE OF ETHICS

         We have adopted a Code of Ethics and Business Conduct for Officers and Directors (which applies to all our principal officers, including our CEO, CFO, COO and principal accounting officer) and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives. Copies of these codes are filed as exhibits to this annual report.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2006 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2006, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2006.

ITEM 10. EXECUTIVE COMPENSATION

         At the end of our last fiscal year, the fiscal year ended September 30, 2006, Mr. Steven A. Horowitz was our sole executive officer in the positions of chief executive officer and chief financial officer. The following Summary Compensation Table sets forth the compensation of all the individuals serving as our chief executive officer or acting in a similar capacity during our last fiscal year (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL
                                     COMPENSATION      LONG-TERM COMPENSATION
                                     ------------   ----------------------------
                                                       AWARDS         PAYOUTS
                                                    ------------   -------------
                                                    COMMON STOCK     ALL OTHER
                                                     UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR    SALARY ($)     OPTIONS (#)        ($)
---------------------------   ----   ------------   ------------   -------------

Steven A Horowitz (1)         2006            -           0              0
Chief Executive Officer
Chief Financial Officer

Robert I. Jarkow (2)          2006     $ 16,080           0              0
Chief Executive Officer

Matthew J. Cohen(3)           2006     $  1,400           0              0
Chief Executive Officer       2005       85,000           0              0
_________________

(1) Appointed to the positions of Chief Executive and Chief Financial Officers on May 23, 2006.

(2) Mr. Jarkow resigned from his position as Chief Executive Officer on May 23, 2006 and was replaced by Steven A. Horowitz.

(3) Mr. Cohen resigned from his position as Chief Executive Officer on April 4, 2006 and was replaced by Robert I. Jarkow.

STOCK OPTION INFORMATION

         There were no stock options issued to any of the Named Executives in fiscal 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At December 31, 2006, there were 55,681,787 shares of our common stock issued and outstanding. The following table sets forth, as of December 31, 2006, information known to us relating to the beneficial ownership of these shares by:

         o each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
         o  each director;
         o  each Named Executive; and
         o  all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 400 Garden City Plaza, Garden City, N.Y, 11530

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from December 31, 2006 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 31, 2006, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

Name of                              Amount and Nature of             Percentage
Beneficial Owner                     Beneficial Ownership              of Class
----------------                     --------------------              --------

Steven A Horowitz (1) .........           2,778,521                      4.99%
Robert I. Jarkow ..............               -                            -
Matthew J. Cohen ..............               -                            -
All executive officers and
as a group (one person) .......           2,778,521                      4.99%
__________________

(1) Includes 2,578,521 shares issuable upon conversion of certain outstanding debentures beneficially owned by Mr. Horowitz.

*  represents less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         During the 2004 and 2005, Mr. Horowitz and his affiliates (the "Horowitz Group") have made loans to Genio in the aggregate principal amount of $315,000 for which Genio has issued to them convertible debentures, due December 31, 2006, bearing interest at the rate of eight percent (8%) per annum (the "Debentures"). Subject to a limitation on beneficial ownership, the Debentures are currently convertible into shares of Genio's common stock at a conversion price of $0.0075 per share. In addition, Genio has agreed to file a registration statement covering the resale of the shares of common stock underlying the Debentures.

                                     PART IV

ITEM 13. EXHIBITS

3.1      Bylaws (1)
3.2      Certificate of Incorporation (2)
3.3      Certificate of Amendment (2)
3.4      Certificate of Amendment (2)
3.5      Certificate of Amendment (3)
3.6      Certificate of Amendment (4)
3.7      Certificate of Amendment (5)
4.2      Form of Warrant dated July 2003 with an exercise price of $1.50 (6)
4.3      Form of (A) Warrant dated November 2003 with an exercise price of $2.92
         (6)
4.4      Form of (B) Warrant dated November 2003 with an exercise price of $2.10
         (6)
4.5      Warrant issued to IIG Capital, LLC (6)
4.6 Form of Series A-1 Warrant issued to Crestview Master, LLC, Ocean Drive Capital, LLC and Turquoise Partners, LLC (7)
4.7 Form of Series A-6 Warrant issued to Crestview Master, LLC, Ocean Drive Capital, LLC and Turquoise Partners, LLC (7)
4.8 Form of Convertible Debenture dated July 13, 2004 issued to Crestview Master, LLC, Ocean Drive Capital, LLC and Turquoise Partners, LLC (7)
4.9 Prime Plus 2% Convertible Debentures Due April 10, 2005 issued to Crestview Master, LLC, Ocean Drive Capital, LLC and Turquoise Partners, LLC (8) 10.1 Form of Registration Rights Agreement dated November 2003
         (6)
10.2     Form of Registration Rights Agreement dated July 2003 (6)
10.3     Loan and Security Agreement dated May 4, 2004 with IIG Capital, LLC (1)
10.4 Second Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 (8)
14.1     Code of Ethics (9)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
__________________

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Sherb & Co., LLP served as our independent registered public accounting firm for the 2006 and 2005 fiscal years. The following table shows the fees that were billed for the audit and other services provided by Sherb for the 2006 and 2005 fiscal years.

                                        Fiscal 2006         Fiscal 2005
                                        -----------         -----------
Audit Fees .........................      $14,900             $15,500
Audit-Related Fees .................         -                   -
Tax Fees ...........................         -                   -
All Other Fees .....................         -                   -
                                          -------             -------

         Total .....................      $14,900             $15,500
                                          =======             =======

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

                                       GENIO GROUP, INC.

January 16, 2007                       By: /s/  Steven A. Horowitz
                                           -----------------------
                                       Steven A. Horowitz, CEO, CFO principal
                                       executive officer and principal financial
                                       and accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                         Date
      ---------                         -----                         ----

/s/ Steven A. Horowitz          CEO, CFO and director           January 16, 2007
----------------------
Steven A. Horowitz

                       GENIO GROUP, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm .............        F-2

Consolidated Balance Sheet ..........................................        F-3

Consolidated Statements of Operations ...............................        F-4

Consolidated Statements of Changes in Stockholders' Deficit .........        F-5

Consolidated Statements of Cash Flows ...............................        F-6

Notes to the Consolidated Financial Statements ......................  F-7 to 14

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


Stockholders and Director
Genio Group, Inc. and subsidiaries
Garden City, NY

We have audited the accompanying consolidated balance sheet of Genio Group, Inc. as of September 30, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genio Group, Inc. as of September 30, 2006, and the results of its operations and its cash flows for each of the years then ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 1 to the financial statements, the Company has suffered recurring losses from operations, including a net loss of approximately $.5 and $3.1 million for the years ended September 30, 2006 and 2005, respectively, and has a substantial working capital deficiency as of September 30, 2006. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Sherb & Co., LLP
                                            Sherb & Co., LLP
                                        Certified Public Accountants
New York, New York
January 10, 2007

                       GENIO GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                              September 30, 2006
                                                              ------------------
                                     ASSETS

TOTAL ASSETS .................................................   $          0
                                                                 ============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Cash overdradft ............................................   $        666
  Accounts payable and accrued expense .......................        715,037
  Interest payable on convertible debentures .................        472,157
  8% Convertible debenture ...................................      2,400,000
  Advances from related parties ..............................        167,324
  Line of credit payable .....................................        150,000
                                                                 ------------
      Total current liabilities ..............................      3,905,184


COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
  Preferred stock - no par value,
    2,000,000 shares authorized, 0 shares issued
  Common stock - par value $.0001 per share,
    200,000,000 shares authorized, 55,681,787 shares issued
    and outstanding ..........................................          5,568
  Additional paid in capital .................................     15,255,732
  Accumulated deficit ........................................    (19,166,484)

                                                                 ------------
TOTAL STOCKHOLDERS' DEFICIENCY IN ASSETS .....................     (3,905,184)
                                                                 ------------

                                                                 $          0
                                                                 ============

         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended September 30,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

Net sales ......................................   $          -    $    320,330
Cost of sales ..................................              -         188,272
                                                   ------------    ------------

      Gross profit .............................              -         132,058

Selling expenses ...............................              -         374,436
General and administrative expenses ............        271,492       2,835,385
Depreciation and amortization ..................              -           3,249
                                                   ------------    ------------

      Loss from operations .....................       (271,492)     (3,081,012)

Other income and (expense)
  Interest expense .............................       (267,493)       (333,966)
  Penalties ....................................              -        (107,894)
  Loss on disposal of assets ...................              -          (4,583)
  Gain on settlement of payables ...............              -         391,053
                                                   ------------    ------------

Loss before provision for income taxes .........       (538,985)     (3,136,402)
Provision for income taxes .....................              -               -
                                                   ------------    ------------

NET LOSS .......................................   $   (538,985)   $ (3,136,402)
                                                   ============    ============

Basic and diluted earnings (loss) per share ....   $      (0.01)   $      (0.09)
                                                   ============    ============

Weighted-average shares outstanding -
  basic and diluted ............................     55,681,787      33,105,905
                                                   ============    ============

         The accompanying notes are an integral part of this statement.

                                              GENIO GROUP, INC. AND SUBSIDIARIES
                                              STOCKHOLDERS' DEFICIENCY IN ASSETS

                                               Commn Stock                                                         Total
                                        --------------------------   Additional                    Unearned     Stockholders'
                                          shares                      Paid in     Accumulated     Consulting     Deficiency
                                        outstanding     par value     Capital       Deficit        Services      in Assets
                                        ------------  ------------  ------------  ------------   ------------   ------------
Balance September 30, 2004 ...........    27,843,588  $      2,784  $ 14,664,745  $(15,491,097)  $ (1,800,740)  $ (2,624,308)

Beneficial conversion convertible debt             -             -        75,000             -              -         75,000
Warrants issued with debt ............             -             -        73,063             -              -         73,063
Amortization of unearned compensation              -             -             -             -      1,800,740      1,800,740
Conversion of debt into equity .......    27,838,199         2,784       442,924             -              -        445,708
Net loss .............................             -             -             -    (3,136,402)             -     (3,136,402)
                                        ------------  ------------  ------------  ------------   ------------   ------------

Balance September 30, 2005 ...........    55,681,787         5,568    15,255,732   (18,627,499)             -     (3,366,199)

Net loss .............................             -             -             -      (538,985)             -       (538,985)
                                        ------------  ------------  ------------  ------------   ------------   ------------

Balance September 30, 2006 ...........    55,681,787  $      5,568  $ 15,255,732  $(19,166,484)  $          -   $ (3,905,184)
                                        ============  ============  ============  ============   ============   ============

                                The accompanying notes are an integral part of this statement.

                                                             F-5

                            GENIO GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended September 30,
                                                                 -------------------------
                                                                     2006          2005
                                                                 -----------   -----------
Cash flows from operating activities
  Net loss ....................................................  $  (538,985)  $(3,136,402)
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Depreciation and amortization .............................            -        18,249
    Write down of inventory ...................................            -        95,371
    Common stock, stock options and warrants issued ...........            -     1,800,740
    Write off of assets sold in liquidation ...................            -        12,000
    Assets returned for release of accounts payable ...........            -         5,575
    Changes in assets and liabilities
      Accounts receivable .....................................            -       184,771
      Inventories .............................................            -        73,206
      Prepaid expenses and other current assets and intangibles            -         9,703
      Accounts payable and accrued expense ....................      330,435        20,485
                                                                 -----------   -----------
          Net cash used in operating activities ...............     (208,550)     (916,302)
                                                                 -----------   -----------

Cash flows from investing activities
    Purchase of furniture and equipment .......................            -        (5,000)
                                                                 -----------   -----------
          Net cash used in investing activities ...............            -        (5,000)
                                                                 -----------   -----------

Cash flows from financing activities
  Advances from shareholders ..................................      132,324             -
  Proceeds from issuance of convertible debentures ............            -       685,000
  Increase (decrease) in line of credit payable ...............       71,813      (178,255)
                                                                 -----------   -----------
          Net cash provided by financing activities ...........      204,137       506,745
                                                                 -----------   -----------

          NET INCREASE (DECREASE) IN CASH .....................       (4,413)     (414,557)
Cash at beginning of period ...................................        4,413       418,970
                                                                 -----------   -----------

Cash at end of period .........................................  $         -   $     4,413
                                                                 ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest ..................................................  $         -   $         -
    Taxes .....................................................            -             -

Noncash investing and financing transactions:
  Debt converted to equity ....................................  $         -   $   445,708

               The accompanying notes are an integral part of this statement.

                                            F-6

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2006 and 2005

ORGANIZATION

Prior to year end, primarily due to the lack of financing, Genio Group, Inc. (formerly National Management Consulting, Inc. and referred to herein as "Genio" or the "Company") has closed all operations and terminated all of its employees. One of the directors was appointed as the acting CEO and CFO of the Company in order to orchestrate an orderly liquidation of the Company's assets and seek settlement agreements with the creditors.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $538,985 and $3,136,402 for the years ended September 30, 2006 and September 30, 2005, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at September 30, 2006 and negative cash flow from operations for the years ended September 30, 2006 and 2005. The Company is in default of its line of credit and substantially all of its convertible debentures. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

REVENUE RECOGNITION

Revenue related to sales of the Company's wholesale products was recognized when products were shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Sales made with a return privilege are accounted for pursuant to SFAS #48 "Revenue Recognition When Right of Return Exists." The Company had only commenced shipments as of September 30, 2003, the amount of future returns could not be reasonably estimated at that time.

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

STOCK OPTIONS

We previously accounted for stock-based compensation issued to our employees under Accounting Principles Board Opinion 25, (APB 25) through September 30, 2005. Accordingly, no compensation costs for stock options issued to employees, which was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options.

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. The Company had previously accounted for stock-based compensation plans under the fair value provisions of SFAS 123, the adoption of SFAS 123 did not significantly impact the Company's financial position or results of operations. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows.

The Company had no issuances of stock options or warrants in the past two years. There were 25,000 options vested during September 30, 2005, exercisable at $.60. The stock-based employee compensation expense attributed to these options vesting has been determined utilizing a fair value method, the Black-Scholes option-pricing model. The pro-forma effects are less than $100, accordingly not presented.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Blach-Scholes option pricing model with the following weighted average assumptions:

                                           For Years Ended
                                             September 30,
                                           ---------------
                                           2006       2005
                                           ----       ----
         Risk free interest rate .......   N/A        4.26%
         Expected life .................   N/A        2yrs
         Dividend rate .................   N/A        0.00%
         Expected volatility ...........   N/A        50%

CONCENTRATION OF CREDIT RISK

Periodically, the Company may hold cash in the bank in excess of $100,000, which exceeds the FDIC insurance limits and is therefore uninsured.

NEW ACCOUNTING PRONOUNCEMENTS

FASB 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a)permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

FASB 157 - Fair Value Measurements

In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 2 - LOSS PER SHARE

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

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other liabilities at September 30, 2006 consist of the following:

         Accounts payable ..............   $ 309,518
         Accrued royalties .............      90,000
         Accrued penalties .............     200,000
         Accrued professional fees......      88,000
         Other .........................      27,519
                                           ---------

         Total .........................   $ 715,037
                                           =========

NOTE 4 - INCOME TAXES

At September 30, 2006, the Company had net operating loss carryforwards of approximately $ 13,200,000 for book and tax purposes, expiring in year 2022 through 2026. These carryforwards are subject to possible limitation on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code).

At this time, the Company does not believe it can reliably predict future taxable profits. Accordingly, the increase in deferred tax assets to approximately $4,600,000 has been reduced fully by the valuation allowance.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the year ended September 30, 2006 is as follows:

         Loss before income taxes ......................     $ 539,000
         Computed expected tax credit at 35% ...........       189,000

         Increase in NOL valuation .....................      (189,000)
         Provision of income taxes .....................     $       0

NOTE 5 - LINE OF CREDIT

On May 4, 2004 the Company entered into a loan and security agreement With IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. The negotiated outstanding balance under the line of credit at September 30 , 2006 was $150,000.

The Company is in default on this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of September 30, 2006, the note and the debentures have not been issued.

NOTE 6 - CONVERTIBLE DEBENTURES and OTHER - SUBSTANTIALLY ALL SUCH DEBT IS IN DEFAULT AS OF JANUARY 1, 2007.

The Company has authorized and sold $2,650,000 of 8% convertible debenture due December 31, 2006 (debentures). The Company has received $2,300,000. The balance of $350,000 is to be received at an indeterminate date. Interest is payable quarterly in arrears, at the Company's option, in cash or shares of Company common stock. The Company is required to provide the debenture holders with 20 days prior written notice of the Company's election to issue common stock in lieu of cash. Interest to date has never been paid and the liability has been accrued. There is a late fee of 18% on the unpaid interest.

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

NOTE 7 - ADVANCES FROM RELATED PARTIES

Certain debenture holders, stockholders and officer have advanced the Company $167,324, which $132,324 was advanced during the year ended September 30, 2006. These advances are due on demand and do not bear interest.

NOTE 8 - STOCK OPTIONS and WARRANTS

A. Warrants

Warrant activity is summarized as follows:

                                                                Weighted Average
                                                 Warrants        Exercise Price
                                                ----------      ----------------
Outstanding at September 30, 2004 ......         6,384,285           $ 1.37
   Issued ..............................           750,000             0.05
   Expired or cancelled ................        (3,238,095)            1.60
   Exercised ...........................                 0             0.00
                                                ----------           ------
Outstanding at September 30, 2005 ......         3,896,190             0.92
   Issued ..............................                 0             0.00
   Expired or cancelled ................          (320,000)            1.30
   Exercised ...........................                 0             0.00
                                                ----------           ------
Outstanding at September 30, 2006 ......         3,576,190           $ 0.89
                                                ==========           ======

The following table summarizes information about warrants outstanding and exercisable at September 30, 2006:

                                             Weighted Average
                                              Remaining Life    Weighted Average
                                   Shares        In Years        Exercise Price
                                 ---------   ----------------   ----------------
Range of exercise price
$0.05 - $1.00 ................   2,850,000         2.875             $ 0.67
$1.01 - $1.50 ................     250,000         2.75              $ 1.06
$2.10 ........................     476,190         0.25              $ 2.10
                                 ---------         -----             ------
                                 3,576,190         2.51              $ 0.89
                                 =========         =====             ======

All of the above warrants are exercisable.

B. Stock Option Plans

We previously accounted for stock-based compensation issued to our employees under Accounting Principles Board Opinion 25, (APB 25) through September 30, 2005. Accordingly, no compensation costs for stock options issued to employees, which was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options.

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. The Company had previously accounted for stock-based compensation plans under the fair value provisions of SFAS 123, the adoption of SFAS 123 did not significantly impact the Company's financial position or results of operations. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows.

Stock option activity for both qualified and unqualified options is summarized as follows:

                                                                Weighted Average
                                                 Options         Exercise Price
                                                ----------      ----------------
Outstanding at September 30, 2004 ......         3,125,000           $ 2.00
   Issued ..............................                 -                -
   Expired or cancelled ................        (2,675,000)            2.12
   Exercised ...........................                 0             0.00
                                                ----------           ------
Outstanding at September 30, 2005 ......           450,000             1.40
   Issued ..............................                 -                -
   Expired or cancelled ................          (450,000)            1.40
   Exercised ...........................                 -                -
                                                ----------           ------
Outstanding at September 30, 2006 ......                 -           $    -
                                                ==========           ======

NOTE 9 - CAPITAL STOCK

In July 2004, the Company agreed to issue 1,266,670 shares of common stock in lieu of penalties attributed to the failure to file a timely registration and obtain an effective registration on selected shares related to the certain private placements conducted earlier. These shares have been valued at $912,002 or $.72 a share. These penalties satisfied with common stock have been recorded as an expense in fiscal 2004. The Company had not settled with other shareholders also entitled to penalties for the failure to obtain an effective registration, as a consequence the Company is accruing penalties at $10,000 a month. As of September 30, 2006, there was $200,000 accrued for such penalties.

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

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In view of the financial position of the Company, it is not practical to estimate the fair value of the liabilities.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company currently does not occupy any leased office space.

Rent expense for the years ended September 30, 2006 and 2005 was $1,600 and $107,800, respectively.

Royalty / License Agreements

The Company had a license from Marvel Characters, Inc. and Marvel Enterprises, Inc. for the worldwide rights to use the Marvel universe of characters in the sale and promotion of the Company's product. The Company has two separate merchandising agreements, whereby the Company licensed certain proprietary subject matter to be used in the sale and promotion of the Company's product.

Advertising and marketing expenses (which encompass media spending and consumer promotions costs) included in selling, general and administrative expenses amounted to approximately $0 and $374,000 for the years ended September 30, 2006 and 2005, respectively.

Litigation

Certain shareholders and creditors of the Company threatened to bring claims against the Company in connection with the actions described in the Current Reports on Form 8-K filed by the Company on November 24, 2004 and December 1,2004.

NOTE 12 - MAJOR CUSTOMERS/SUPPLIER

At September 30, 2006 and 2005, the Company did not have any major suppliers or customers.