Form 10QSB
period 2006-12-31
GENIO GROUP INC
filed 2007-02-14
CIK 1100779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006.

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

                              400 Garden City Plaza
                              Garden City, NY 11530
                                  516-873-2000
                        --------------------------------
                           (Address, telephone number,
                      including area code, of the principal
                      executive offices of the registrant)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of February 10, 2007 we had 55,681,787 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                               December 31, 2006
                                                               -----------------

TOTAL ASSETS ..................................................  $          0
                                                                 ============


CURRENT LIABILITIES

  Cash overdraft ..............................................  $        666
  Accounts payable and accrued expense ........................       730,037
  Interest payable on convertible debentures ..................       542,943
  8% Convertible debenture ....................................     2,400,000
  Advances from shareholders ..................................       167,324
  Line of credit payable ......................................       150,000
                                                                 ------------
          Total current liabilities ...........................     3,990,970


COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, no par value,
    2,000,000 shares authorized, 0 shares issued
  Common stock - par value $.0001, per share; authorized,
  200,000,000 shares;  55,681,787 shares issued and outstanding         5,568
  Additional paid in capital ..................................    15,255,732
  Accumulated deficit .........................................   (19,252,270)

                                                                 ------------
                                                                   (3,990,970)
                                                                 ------------

                                                                 $          0
                                                                 ============

         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three months    Three months
                                                   December 31,    December 31,
                                                       2006            2005
                                                   ------------    ------------

Net sales ......................................   $          0    $          0
Cost of sales ..................................              0               0
                                                   ------------    ------------

          Gross profit .........................              0               0

General and administrative expenses ............         15,000         165,992
                                                   ------------    ------------

          Loss from operations .................        (15,000)       (165,992)

Other income and (expense)
    Interest and penalties expense .............        (70,786)        (46,000)
                                                   ------------    ------------

Loss before provision for income taxes .........        (85,786)       (211,992)
Provision for income taxes .....................              0               0
                                                   ------------    ------------

NET LOSS .......................................   $    (85,786)   $   (211,992)
                                                   ============    ============

Basic and diluted earnings (loss) per share ....   $     (0.002)   $     (0.004)
                                                   ============    ============

Weighted-average shares outstanding-
    basic and diluted ..........................     55,681,787      55,681,787
                                                   ============    ============

         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three months    Three months
                                                   December 31,    December 31,
                                                       2006            2005
                                                   ------------    ------------
Cash flows from operating activities
  Net loss ........................................ $ (85,786)      $(211,992)
    Changes in assets and liabilities
      Accounts payable and accrued expense ........    85,786          71,000
                                                    ---------       ---------
          Net cash used in operating activities ...         0        (140,992)
                                                    ---------       ---------

Cash flows from investing activities
    Purchase of furniture and equipment
                                                    ---------       ---------
          Net cash used in investing activities ...         0               0
                                                    ---------       ---------

Cash flows from financing activities
    Advances from shareholders ....................         0          61,600
    Increase (decrease) in line of credit payable .         0          75,000
                                                    ---------       ---------
          Net cash provided by financing activities         0         136,600
                                                    ---------       ---------

          NET INCREASE (DECREASE) IN CASH .........         0          (4,392)
Cash at beginning of period .......................         0           4,413
                                                    ---------       ---------

Cash at end of period ............................. $       0       $      21
                                                    =========       =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest .................................. $       0       $       0
        Taxes .....................................         0               0

         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month period ended December 31,2006 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three month period ending December 31, 2006. The operating results for the three month ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $85,786 and $211,992 for the quarters ended December 31, 2006 and December 31, 2005, respectively. Additionally, the Company had no assets, a net working capital deficiency and a shareholders' deficiency at December 31, 2006 and negative cash flow from operations for the quarter ended December 31, 2006 and December 31, 2005. The Company is in default under its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

STOCK OPTIONS AND WARRANTS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Due to the distressed financial position of the Company it is not practical to fair value the carrying amounts of debt to the estimated approximate fair value at this time.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. These estimates primarily relate to the deferred tax asset and debt valuations. Actual results could differ from these estimates.

NOTE 3 - CONVERTIBLE DEBENTURES AND OTHER - SUBSTANTIALLY ALL SUCH DEBT IS IN DEFAULT AS OF JANUARY 1, 2007.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LINE OF CREDIT

         On May 4, 2004 the Company entered into a loan and security agreement With IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. The negotiated outstanding balance under the line of credit at December 31, 2006 was $150,000.

         The Company is in default under this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of December 31, 2006, the note and the debentures have not been issued.

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

Liquidity and Capital Resources

         At December 31, 2006 we had an accumulated deficit of $19,252,270 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2006 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in fiscal 2005 we are winding down our operations and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with our Company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $3.991 million of obligations on our balance sheet at December 31, 2006. We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2006 AND THE QUARTER ENDED DECEMBER 31, 2005.

         Because we have not had any business operations since the quarter ended December 31, 2004, we did not have any revenues during the three months December 31, 2006 and the three months ended December 31, 2005. Total expenses for the three months ended December 31, 2006 and 2005 were $85,786 and $211,992, respectively, consisting of professional and administrative fees and interest expense. Interest expense for the three months ended December 31, 2006 and was $70,786 and $46,000, respectively, related to the convertible debentures and line of credit.

LIQUIDITY AND CAPITAL RESOURCES

         Overview

         All of the Company's convertible debt is in default as of January 1, 2006.

         As of December 31, 2006, we had $ 0 in cash and cash equivalents and a cash overdraft of $666. Net cash used in operations for the three months ended December 31, 2006 was $0 consisting of a net loss of $85,786 offset by an increase in accounts payable of $85,786. There was no activity from financing activities or investing activities.

         At December 31, 2006 we had no assets and an accumulated deficit of $19,252,270 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2006 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in fiscal 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this plan and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $3.991 million of obligations on our balance sheet at December 31, 2006. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

      Signature                       Title                         Date
      ---------                       -----                         ----

/s/ Steven A. Horowitz        CEO, CFO and director            February 14, 2007
----------------------
Steven A. Horowitz