Form 10QSB
period 2007-03-31
GENIO GROUP INC
filed 2007-05-15
CIK 1100779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to _________________.

                        Commission file number 000-28459

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of May 10, 2007 we had 55,681,787 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                GENIO GROUP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS
                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheet as of March 31, 2007 (unaudited) ....   3

            Consolidated Statements of Operations for the three and
            six months ended March 31, 2007 and 2006 (unaudited) ...........   4

            Consolidated Statements of Cash Flows for the six months ended
            March 31, 2007 and 2006 (unaudited) ............................   5

            Notes to the Unaudited Consolidated Financial Statements .......   6

Item 2.  Management's Discussion and Analysis or Plan of Operation .........   9

Item 3.  Controls and Procedures ...........................................  10


PART II. OTHER INFORMATION

Item 6.  Exhibits ..........................................................  10

Signatures .................................................................  11

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  March 31, 2007
                                                                  --------------

Cash ............................................................  $      5,202
                                                                   ------------

TOTAL ASSETS ....................................................  $      5,202
                                                                   ============


CURRENT LIABILITIES
  Accounts payable and accrued expense ..........................  $    676,770
  Interest payable on convertible debentures ....................       612,190
  8% Convertible debenture ......................................     2,400,000
  Advances from stockholders ....................................       242,324
  Line of credit payable ........................................       150,000
                                                                   ------------
          Total current liabilities .............................     4,081,284


COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, no par value,
    2,000,000 shares authorized, 0 shares issued
  Common stock - par value $.0001, per share; authorized,
  200,000,000 shares;  55,681,787 shares issued and outstanding .         5,568
  Additional paid in capital ....................................    15,255,732
  Accumulated deficit ...........................................   (19,337,382)

                                                                   ------------
Total stockholders' deficit .....................................    (4,076,082)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....................  $      5,202
                                                                   ============

         The accompanying notes are an integral part of this statement.

                                     GENIO GROUP, INC. and Subsidiaries
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                              Three Months    Three Months     Six Months      Six Months
                                                March 31        March 31        March 31        March 31
                                                  2007            2006            2007            2006
                                              ------------    ------------    ------------    ------------
Net sales .................................   $          0    $          0    $          0    $          0
Cost of sales .............................              0               0               0               0
                                              ------------    ------------    ------------    ------------

  Gross profit ............................              0               0               0               0

General and administrative expenses .......         15,865          33,681          30,865         199,672
                                              ------------    ------------    ------------    ------------

  Loss from operations ....................        (15,865)        (33,681)        (30,865)       (199,672)

Other income and (expense)
  Interest and penalties expense ..........        (69,247)        (85,700)       (140,033)       (131,700)
                                              ------------    ------------    ------------    ------------

Loss before provision for income taxes ....        (85,112)       (119,381)       (170,898)       (331,372)
Provision for income taxes ................              0               0               0               0
                                              ------------    ------------    ------------    ------------

NET LOSS ..................................   $    (85,112)   $   (119,381)   $   (170,898)   $   (331,372)
                                              ============    ============    ============    ============

Basic and diluted earnings (loss) per share   $     (0.002)   $     (0.002)   $     (0.003)   $     (0.006)
                                              ============    ============    ============    ============

Weighted-average shares outstanding-
  basic and diluted .......................     55,681,787      55,681,787      55,681,787      55,681,787
                                              ============    ============    ============    ============

                       The accompanying notes are an integral part of this statement.

                                                     4

                       GENIO GROUP, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months    Six Months
                                                         March 31      March 31
                                                           2007          2006
                                                        ----------    ----------
Cash flows from operating activities
  Net loss .........................................    ($170,898)    ($331,373)
    Changes in assets and liabilities
      Accounts payable and accrued expense .........      101,100       156,700
                                                        ---------     ---------
          Net cash used in operating activities ....      (69,798)     (174,673)
                                                        ---------     ---------

Cash flows from investing activities
    Purchase of furniture and equipment
                                                        ---------     ---------
          Net cash used in investing activities ....            0             0
                                                        ---------     ---------

Cash flows from financing activities
    Advances from stockholders .....................       75,000       107,100
    Increase in line of credit payable .............            0        75,000
                                                        ---------     ---------
          Net cash provided by financing activities        75,000       182,100
                                                        ---------     ---------

          NET INCREASE (DECREASE) IN CASH ..........        5,202         7,427
Cash at beginning of period ........................            0         4,413
                                                        ---------     ---------

Cash at end of period ..............................    $   5,202     $  11,840
                                                        =========     =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest ...................................            0             0
        Taxes ......................................            0             0
Noncash investing and financing transactions:
     Shares issued for penalties ...................            0             0
     Equity issued for services and debt ...........            0             0
     Debt converted to equity ......................            0             0

         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month periods ended March 31,2007 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three and six month periods ending March 31, 2007. The operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $(170,898) and $(331,372) for the six months ended March 31, 2007 and March 31, 2006, respectively. Additionally, the Company has nominal assets, a net working capital deficiency and a stockholders' deficiency at March 31, 2007 and negative cash flow from operations for the six months ended March 31, 2007 and 2006. The Company is in default under its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         The conversion of all of the debentures and exercise of all of the warrants would result in the issuance of approximately an dditional 300,000,000 shares of common stock which would represent 85% of the Company's then issued and outstanding shares. The number of authorized shares of the Company common stock would have to be increased by approximately 160,000,000 shares to accommodate the conversion of the debentures and the exercise of the warrants in full.

LINE OF CREDIT

         On May 4, 2004 the Company entered into a loan and security agreement With IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. The negotiated outstanding balance under the line of credit at December 31, 2006 was $150,000.

         The Company is in default under this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of March 31, 2007, the note and the debentures have not been issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

         We were a start-up developer and marketer of entertainment and leisure products. Since our inception, most of our revenues have been derived from our card business. During the month of January 2005 our Board of Directors determined to wind down the Company's operations as conducted to date due to the lack of sufficient funding. The Company released all its employees other than its Chief Executive Officer. The Company is currently evaluating several options regarding its future financing of the registrant and its future operations. The Company's auditors as part of their review continue to raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND THE THREE AND SIX MONTHS ENDED MARCH 31, 2006

         Because we have not had any business operations since the quarter ended December 31, 2004, we did not have any revenues during the three and six months ended March 31, 2007 and the three and six months ended March 31, 2006. Total expenses for the three months ended March 31, 2007 and 2006 were $85,112 and $119,381, respectively, consisting of professional and administrative fees and interest expense. Interest expense for the three months ended March 31, 2007 and 2006 was $69,247 and $85,700, respectively, related to the convertible debentures and line of credit. Total expenses for the six months ended March 31, 2007 and 2006 were $170,898 and $331,372, respectively, consisting of professional and administrative fees and interest expense. Interest expense for the six months ended March 31, 2007 and 2006 was $140,033 and $131,700, respectively, related to the convertible debentures and line of credit.

LIQUIDITY AND CAPITAL RESOURCES

         All of the Company's convertible debt is in default as of January 1, 2006.

         As of March 31, 2007, we had $5,202 in cash and cash equivalents. Net cash used in operations for the six months ended March 31, 2007 was $69,798 consisting of a net loss of $(170,898) offset by an increase in accounts payable of $101,100. There was no activity from investing activities. Stockholders advanced $75,000 during the period ended March 31, 2007.

         At March 31, 2007 we had total assets of $5,202 and an accumulated deficit of $19,337,382 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2006 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in fiscal 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this plan and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $4.1 million of obligations on our balance sheet at March 31, 2006. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

         (b) There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibits:
---------

      Exhibit No.                 Description
      -----------                 -----------

      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Genio Group, Inc.
                                        -----------------
                                        (Registrant)

Date: May 15, 2007                      /s/ Steven A. Horowitz
                                        ----------------------
                                        Chief Executive and Financial Officer
                                        (principal executive and
                                        accounting officer)