Form 10QSB
period 2007-06-30
GENIO GROUP INC
filed 2007-08-14
CIK 1100779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of August 10, 2007 we had 55,681,787 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                GENIO GROUP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheet as of June 30, 2007 (unaudited) .....   3

            Consolidated Statements of Operations for the three and
            nine months ended June 30, 2007 and 2006 (unaudited) ...........   4

            Consolidated Statements of Cash Flows for the nine months ended
            June 30, 2007 and 2006 (unaudited) ............................    5

            Notes to the Unaudited Consolidated Financial Statements .......   6

Item 2.  Management's Discussion and Analysis or Plan of Operation .........  11

Item 3.  Controls and Procedures ...........................................  12


PART II. OTHER INFORMATION

Item 6.  Exhibits ..........................................................  12

Signatures .................................................................  13

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                   June 30, 2007
                                                                   -------------

Cash .........................................................     $      4,678
                                                                   ------------

TOTAL ASSETS .................................................     $      4,678
                                                                   ============


CURRENT LIABILITIES
  Accounts payable and accrued expense .......................     $    691,770
  Interest payable on convertible debentures .................          681,970
  8% Convertible debenture ...................................        2,400,000
  Advances from shareholders .................................          242,324
  Line of credit payable .....................................          150,000
                                                                   ------------
          Total current liabilities ..........................        4,166,064


COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Preferred stock, no par value, 2,000,000 shares
    authorized, 0 shares issued ..............................                -
  Common stock - par value $.0001, per share;
    authorized, 200,000,000 shares; 55,681,787 shares
    issued and outstanding ...................................            5,568
  Additional paid in capital .................................       15,255,732
  Accumulated deficit ........................................      (19,422,686)

                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIT ..................................       (4,161,386)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..................     $      4,678
                                                                   ============

         The accompanying notes are an integral part of this statement.

                                     GENIO GROUP, INC. and Subsidiaries
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                              Three Months    Three Months    Nine Months     Nine Months
                                                June 30,        June 30,        June 30,        June 30,
                                                  2007            2006            2007            2006
                                              ------------    ------------    ------------    ------------
Net sales .................................   $          0    $          0    $          0    $          0
Cost of sales .............................              0               0               0               0
                                              ------------    ------------    ------------    ------------

  Gross profit ............................              0               0               0               0

General and administrative expenses .......         15,524          74,942          46,389         274,615
                                              ------------    ------------    ------------    ------------

  Loss from operations ....................        (15,524)        (74,942)        (46,389)       (274,615)

Other income and (expense)
  Interest and penalties expense ..........        (69,780)        (69,021)       (209,813)       (200,721)
                                              ------------    ------------    ------------    ------------

Loss before provision for income taxes ....        (85,304)       (143,963)       (256,202)       (475,336)
Provision for income taxes ................              0               0               0               0
                                              ------------    ------------    ------------    ------------

NET LOSS ..................................   $    (85,304)   $   (146,963)   $   (256,202)   $   (475,336)
                                              ============    ============    ============    ============

Basic and diluted earnings (loss) per share   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                              ============    ============    ============    ============

Weighted-average shares outstanding-
  basic and diluted .......................     55,681,787      55,681,787      55,681,787      55,681,787
                                              ============    ============    ============    ============

                       The accompanying notes are an integral part of this statement.

                                                     4

                       GENIO GROUP, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months   None Months
                                                        June 30,      June 30,
                                                          2007          2006
                                                      -----------   -----------
Cash flows from operating activities
  Net loss .........................................  $  (256,202)  $  (475,336)
    Changes in assets and liabilities
      Accounts payable and accrued expense .........      185,880       276,323
                                                      -----------   -----------
          Net cash used in operating activities ....      (70,322)     (199,013)
                                                      -----------   -----------

Cash flows from investing activities
                                                      -----------   -----------
          Net cash used in investing activities ....            0             0
                                                      -----------   -----------

Cash flows from financing activities
    Advances from shareholders .....................       75,000       119,600
    Increase in line of credit payable .............            0        75,000
                                                      -----------   -----------
          Net cash provided by financing activities        75,000       194,600
                                                      -----------   -----------

          NET INCREASE (DECREASE) IN CASH ..........        4,678        (4,413)
Cash at beginning of period ........................            0         4,413
                                                      -----------   -----------

Cash at end of period ..............................  $     4,678   $         0
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest .......................................            0             0
    Taxes ..........................................            0             0


        The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month periods ended June 30,2007 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three and nine month periods ending June 30, 2007. The operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Prior to the year ended September 30, 2005, primarily due to the lack of financing, Genio Group, Inc. (formerly National Management Consulting, Inc. and referred to herein as "Genio" or the "Company") has closed all operations and terminated all of its employees. One of the directors was appointed as the acting CEO and CFO of the Company in order to orchestrate an orderly liquidation of the Company's assets and seek settlement agreements with the creditors.

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

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $(256,202) and $(475,336) for the nine months ended June 30, 2007 and June 30, 2006, respectively. Additionally, the Company had minimal assets, a net working capital deficiency and a shareholders' deficiency at June 30, 2007 and negative cash flow from operations for the nine months ended June 30, 2007 and 2006. The Company is in default under its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This provision is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year 2008. We are evaluating the impact, if any; the adoption of this statement will have on our results of operations, financial position or cash flows. Given our substantial loss carry-forward, we do not, in the near term, expect to have any impact of our tax position with the adoption of FIN 48.

         In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2009. We are currently evaluating the impact of SFAS No. 157 on our financial statements.

         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (SAB 108) "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements." SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for fiscal years beginning after November 15, 2006, which will be our fiscal year 2008.

         In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - CONVERTIBLE DEBENTURES AND OTHER - SUBSTANTIALLY ALL SUCH DEBT IS IN DEFAULT AS OF JANUARY 1, 2006.

         The Company has authorized and sold $2,650,000 of 8% convertible debenture due December 31, 2006 (debentures). The Company has received $2,400,000. The balance of $350,000 is to be received at an indeterminate date. Interest is payable quarterly in arrears, at the Company's option, in cash or shares of Company common stock. The Company is required to provide the debenture holders with 20 days prior written notice of the Company's election to issue common stock in lieu of cash. Interest to date has never been paid and the liability has been accrued. There is a late fee of 18% on the unpaid interest.

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

         The debentures provide for a prepayment penalty in the amount of 120%of principal.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         The Company is in default under this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of June 30, 2007, the note and the debentures have not been issued.

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

OVERVIEW

         We were a start-up developer and marketer of entertainment and leisure products. Since our inception, most of our revenues have been derived from our card business. During the month of January 2005 our Board of Directors determined to wind down the company's operations as conducted to date due to the lack of sufficient funding. At that time, we released all of our employees other than our Chief Executive Officer. We are currently evaluating several options regarding our future financing of the registrant and its future operations. Our auditors as part of their review continue to raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2007 AND THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2006.

         Because we have not had any business operations since the quarter ended December 31, 2004, we did not have any revenues during the three and nine months ended June 30, 2007 and the three and nine months ended June 30, 2006. Total expenses for the three months ended June 30, 2007 and 2006 were $85,304 and $143,963, respectively, consisting of professional and administrative fees and interest expense. Interest expense for the three months ended June 30, 2007 and 2006 was $69,780 and $69,021, respectively, related to the convertible debentures and line of credit. Total expenses for the nine months ended June 30, 2007 and 2006 were $256,202 and $475,336, respectively, consisting of professional and administrative fees and interest expense. Interest expense for the nine months ended June 30, 2007 and 2006 was $209,813, and $200,721, respectively, related to the convertible debentures and line of credit.

LIQUIDITY AND CAPITAL RESOURCES

         All of our convertible debt is in default as of January 1, 2006.

         As of June 30, 2007, we had $4,678 in cash and cash equivalents. Net cash used in operations for the nine months ended June 30, 2007 was $70,322 consisting of a net loss of $(256,202) offset by an increase in accounts payable of $185,880. There was no activity from investing activities. Stockholders advanced $75,000 during the period ended June 30, 2007.

         At June 30, 2007 we had total assets of $4,678 and an accumulated deficit of $19,422,686 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2006 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in the beginning of fiscal year 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this plan and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $4.2 million of obligations on our balance sheet at June 30, 2007. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibits:
---------
      Exhibit No.                 Description
      -----------                 -----------

      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                        Genio Group, Inc.
                                        -----------------
                                        (Registrant)

Date: August 14, 2007                   /s/ Steven A. Horowitz
                                        ----------------------
                                        Chief Executive and Financial Officer
                                        (principal executive and
                                        accounting officer)