Form 10KSB
period 2007-09-30
GENIO GROUP INC
filed 2008-01-14
CIK 1100779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2007

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

State issuer's revenues for its most recent fiscal year. $ 0 for the fiscal year ended September 30, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on January 11, 2008 is approximately $.0013.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 55,681,787 shares of common stock are issued and outstanding at January 11, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Form (check one):  Yes ___   No _X_

                                GENIO GROUP, INC.
                                   FORM 10-KSB
PART I
   Item 1.  Business ........................................................  2
   Item 2.  Properties ......................................................  8
   Item 3.  Legal Proceedings ...............................................  8
   Item 4.  Submission of Matters to a Vote of Security .....................  8
PART II
   Item 5.  Market for Common Equity and Related Stockholder Matters ........  8
   Item 6.  Management's Discussion and Analysis or Plan of Operation .......  9
   Item 7.  Financial Statements ............................................ 15
   Item 8.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................ 15
   Item 8A. Controls And Procedures ......................................... 15
   Item 8B. Other Information ............................................... 15
PART III
   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act ............... 15
   Item 10. Executive Compensation .......................................... 16
   Item 11. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters ...................... 17
   Item 12. Certain Relationships and Related Transactions,
            and Director Independence ....................................... 17
   Item 13. Exhibits ........................................................ 18
   Item 14. Principal Accountant Fees and Services .......................... 19

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

EMPLOYEES

         We currently have no employees, aside from our sole director, CEO and CFO.

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

         We have limited resources, no revenues from operations since January 2005 and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended September 30, 2007, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this annual report do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

                                                     High              Low
                                                     ----              ---
Fiscal 2006

First quarter ended December 31, 2005                $0.022            $0.011
Second quarter ended March 31, 2006                  $0.025            $0.006
Third quarter ended June 30, 2006                    $0.02             $0.005
Fourth quarter ended September 30, 2006              $0.01             $0.00612

Fiscal 2007

First quarter ended December 31, 2006                $0.01             $0.01
Second quarter ended March 31, 2007                  $0.01             $0.01
Third quarter ended June 30, 2007                    $0.01             $0.00
Fourth quarter ended September 30, 2007              $0.00             $0.00

         On January 11, 2008, the last sale price of our common stock as reported on the OTCBB was $0.0013 As of December 31, 2007, there were approximately 888 record owners of our common stock.

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

         The following table sets forth securities authorized for issuance under our stock option and equity compensation plans as of September 30, 2007.

                                                                 Number of
                                                                 securities
                                                                 remaining
                                                                 available for
                             Number of                           future issuance
                             securities to     Weighted          under equity
                             be issued upon    average           compensation
                             exercise of       exercise price    plans
                             outstanding       of outstanding    (excluding
                             options,          options           securities
                             warrants and      warrants and      reflected in
                             rights (a)        rights (b)        column (a)
                             --------------    --------------    ---------------
Plan category                      n/a              n/a                n/a

Equity compensation plans
approved by stockholder            n/a              n/a                n/a

Equity compensation plans
not approved by stockholder        n/a              n/a                n/a

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2007 AND THE YEAR ENDED SEPTEMBER 30, 2006.

         The following table sets forth our income statement data ($ in thousands) for the periods indicated below.

                                                    Year Ended      Year Ended
                                                   September 30,   September 30,
                                                       2007            2006
                                                   ------------    ------------

General and administrative expenses ............   $     62,747    $    271,492
                                                   ------------    ------------

    Loss from operations .......................        (62,747)       (271,492)

Other income and (expense)
    Interest expense ...........................       (280,599)       (267,493)
                                                   ------------    ------------

Loss before provision for income taxes .........       (343,346)       (538,985)
Provision for income taxes .....................              0               0
                                                   ------------    ------------

NET LOSS .......................................   $   (343,346)   $   (538,985)
                                                   ============    ============

Basic and diluted earnings (loss) per share ....   $      (0.01)   $      (0.01)
                                                   ============    ============

Weighted-average shares outstanding-
    basic and diluted ..........................     55,681,787      55,681,787
                                                   ============    ============

         We did not have any net sales, cost of sales, gross profit or selling expenses for the fiscal years ended September 30, 2007 and September 30, 2006.

         General and administrative decreased to $62,747 for the year ended September 30, 2007 compared to $271,492 for the year ended September 30, 2006. General and administrative expenses consist of professional fees in both periods and to certain settlements in the year ended September 30, 2006.

         The Company reported a net loss of $343,346, or $(0.01) per share for the year ended September 30, 2007 and a net loss $538,985, or ($0.01) per share for the year ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         All of the Company's convertible debt is in default as of January 1, 2006.

         As of September 30, 2007, we had $3,321 in cash and cash equivalents. Net cash used in operations for the fiscal year ended September 30, 2007 was $ $71,679 consisting of a net loss of $343,346 offset by an increase in accounts payable and accrued expenses of $271,667. Total cash provided by financing activities of $75,000 was he result of shareholder advances

         At September 30, 2007 we had an accumulated deficit of $19,509,830 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2007 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in fiscal 2005 and 2006 we wound down our operations and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $4.3 million of obligations on our balance sheet at September 30, 2006. We have no commitments from any party to provide such funds to us. If are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

         The debenture bears interest at 8% per annum with a maturity date of December 31, 2005. The debenture is convertible into shares of our common stock at a conversion price of $0.20 per share, subject to certain adjustments and anti-dilution provisions. In addition, we issued to Crestview a warrant to purchase up to 750,000 shares of our common stock at an exercise price of $0.40 per share. Contemporaneously with such investment, we amended the convertible debentures and warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners. The maturity of the convertible debentures in the aggregate mount of $1,500,000, previously issued to Crestview, Ocean Drive Equities and Turquoise Partners, was extended until December 31, 2005 and their conversion price has been reduced to $0.25 per share. The exercise price of the warrants previously issued to Crestview, Ocean Drive Equities and Turquoise Partners has been reduced to $0.60 per share.

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

New Accounting Pronouncements

FASB 157 - Fair Value Measurements

         In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. The fair value measurements of Level 3 assets and liabilities has been delayed for one year, until November 15, 2008. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 141(revised 2007) - Business Combinations

         In December 2007, the FASB issued FASB Statement No. 141 (revised
2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

         This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

         This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

         This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         All other new accounting pronouncements are deemed to be irrelevant.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-14, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE.

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

         (b) There were no changes in our internal controls over financial reporting that occurred during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         Name              Age         Positions
         ----              ---         ---------
Steven A. Horowitz         48          Director, Chief Executive Officer
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

COMMITTEES OF THE BOARD OF DIRECTORS

         There currently are no committees of the Board of Directors

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2007 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2007, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2007.

ITEM 10. EXECUTIVE COMPENSATION

         At the end of our last fiscal year, the fiscal year ended September 30, 2007, Mr. Steven A. Horowitz was our sole director and executive officer in the positions of chief executive officer and chief financial officer. Mr. Horowitz does not receive any cash compensation for the services he renders on our behalf.

STOCK OPTION INFORMATION

         There were no stock options issued to any of the Named Executives in fiscal 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At December 31, 2007, there were 55,681,787 shares of our common stock issued and outstanding. The following table sets forth, as of December 31, 2007, information known to us relating to the beneficial ownership of these shares by:

         o each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
         o  each director;
         o  each Named Executive; and
         o  all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 400 Garden City Plaza, Garden City, N.Y, 11530

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from December 31, 2007 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 31, 2007, have been exercised or converted. Unless otherwise noted, the address of each of these principal stockholders is our principal executive offices.

          NAME OF                      AMOUNT AND NATURE OF           PERCENTAGE
      BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP            OF CLASS
----------------------------           --------------------           ----------
Steven A Horowitz                            2,778,521                   4.99%

All executive officers
 and as a group (one person)                 2,778,521                   4.99%
__________________
(1) Includes 2,578,521 shares issuable upon conversion of certain outstanding debentures beneficially owned by Mr. Horowitz.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         During the 2004 and 2005, Steven A. Horowitz and his affiliates (the "Horowitz Group") have made loans to Genio in the aggregate principal amount of $315,000 for which Genio has issued to them convertible debentures, due December 31, 2006, bearing interest at the rate of eight percent (8%) per annum (the "Debentures"). Subject to a limitation on beneficial ownership, the Debentures are currently convertible into shares of Genio's common stock at a conversion price of $0.0075 per share. In addition, Genio has agreed to file a registration statement covering the resale of the shares of common stock underlying the Debentures.

         Since the beginning of our fiscal year ended September 30, 2007, Mr. Horowitz has advanced an aggregate of $75,000 to Genio. These advances are due on demand and do not bear interest.

         Genio's Board of Directors consists of solely of Steven A. Horowitz. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Sherb & Co., LLP served as our independent registered public accounting firm for the 2007 and 2006 fiscal years. The following table shows the fees that were billed for the audit and other services provided by Sherb for the 2007 and 2006 fiscal years.

                                        Fiscal 2007         Fiscal 2006
                                        -----------         -----------
Audit Fees .........................      $12,000             $14,900
Audit-Related Fees .................         -                   -
Tax Fees ...........................         -                   -
All Other Fees .....................         -                   -
                                          -------             -------

         Total .....................      $12,000             $14,900
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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GENIO GROUP, INC.

January 14, 2008                  By: /s/  Steven A. Horowitz
                                      -----------------------
                                      Steven A. Horowitz, CEO, CFO,
                                      principal executive officer and
                                      principal financial and accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                       Date
      ---------                       -----                       ----

/s/ Steven A. Horowitz         CEO, CFO and director         January 14, 2008
----------------------
Steven A. Horowitz

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

Stockholders Deficiency in Assets ...................................        F-5

Consolidated Statements of Cash Flows ...............................        F-6

Notes to the Consolidated Financial Statements ......................  F-7 to 14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Stockholders and Director
Genio Group, Inc. and subsidiaries
Garden City, NY

We have audited the accompanying consolidated balance sheet of Genio Group, Inc. as of September 30, 2007, and the related consolidated statements of operations, stockholders' deficiency in assets and cash flows for each of the years then ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genio Group, Inc. as of September 30, 2007, and the results of its operations and its cash flows for each of the years then ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 1 to the financial statements, the Company has suffered recurring losses from operations, including a net loss of approximately $.3 and $.5 million for the years ended September 30, 2007 and 2006, respectively, and has a substantial working capital deficiency as of September 30, 2007. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Sherb & Co., LLP
                                        Sherb & Co., LLP
                                        Certified Public Accountants

New York, New York
January 11, 2008

                       GENIO GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   September 30,
                                                                       2007
                                                                   ------------
                                     ASSETS

CURRENT ASSETS
  Cash .........................................................   $      3,321
                                                                   ------------

                                                                   $      3,321
                                                                   ============

             LIABILITIES AND STOCKHOLDERS' DEFICEINCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable and accrued expense .........................   $    706,770
  Interest payable on convertible debentures ...................        752,757
  8% Convertible debenture .....................................      2,400,000
  Advances from related parties ................................        242,324
  Line of credit payable .......................................        150,000
                                                                   ------------
                  Total current liabilities ....................      4,251,851

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' DEFICEINCY IN ASSETS
  Preferred stock, no par value, 2,000,000 shares authorized,
    0 shares issued ............................................              -
  Common stock - par value $.0001, per share; authorized,
    200,000,000 shares;  55,681,787shares issued and outstanding          5,568
  Additional paid in capital ...................................     15,255,732
  Accumulated deficit ..........................................    (19,509,830)
                                                                   ------------
                  Total stockholders' deficiency in assets .....     (4,248,530)
                                                                   ------------

                                                                   $      3,321
                                                                   ============

         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years Ended September 30,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------

Revenues .......................................   $          -    $          -

General and administrative expenses ............         62,747         271,492
                                                   ------------    ------------

    Loss from operations .......................        (62,747)       (271,492)

Other income and (expense)
    Interest expense ...........................       (280,599)       (267,493)
                                                   ------------    ------------

Loss before provision for income taxes .........       (343,346)       (538,985)
Provision for income taxes .....................              0               0
                                                   ------------    ------------

NET LOSS .......................................   $   (343,346)   $   (538,985)
                                                   ============    ============

Basic and diluted earnings (loss) per share ....   $      (0.01)   $      (0.01)
                                                   ============    ============

Weighted-average shares outstanding-
    basic and diluted ..........................     55,681,787      55,681,787
                                                   ============    ============

         The accompanying notes are an integral part of this statement.

                               GENIO GROUP, INC. AND SUBSIDIARIES
                               STOCKHOLDERS DEFICIENCY IN ASSETS
                                  Commn Stock
                             ---------------------    Additional
                               shares        par        Paid In      Accumulated
                             outstanding    value       Capital        Deficit        Total
                             -----------   -------   ------------   ------------   ------------
Balance September 30, 2005    55,681,787   $ 5,568   $ 15,255,732   $(18,627,500)  $ (3,366,200)

Net loss .................             -         -              -       (538,985)      (538,985)
                             -----------   -------   ------------   ------------   ------------

Balance September 30, 2006    55,681,787     5,568     15,255,732    (19,166,485)    (3,905,185)

Net loss .................             -         -              -       (343,345)      (343,345)
                             -----------   -------   ------------   ------------   ------------

Balance September 30, 2007    55,681,787   $ 5,568   $ 15,255,732   $(19,509,830)  $ (4,248,530)
                             ===========   =======   ============   ============   ============

                 The accompanying notes are an integral part of this statement.

                                              F-5

                       GENIO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years Ended September 30,
                                                       -------------------------
                                                          2007           2006
                                                       ---------      ---------
Cash flows from operating activities
  Net loss ........................................    $(343,346)     $(538,985)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Accounts payable and accrued expenses .......      271,667        330,435
                                                       ---------      ---------
          Net cash used in operating activities ...      (71,679)      (208,550)
                                                       ---------      ---------

Cash flows from financing activities
  Advances from related parties ...................       75,000        132,324
  Proceeds from line of credit ....................            -         71,813
                                                       ---------      ---------
          Net cash provided by financing activities       75,000        204,137
                                                       ---------      ---------

          NET INCREASE (DECREASE) IN CASH .........        3,321         (4,413)
Cash at beginning of period .......................            0          4,413
                                                       ---------      ---------

Cash at end of period .............................    $   3,321      $       -
                                                       =========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for
      Interest ....................................    $       -      $       -
                                                       =========      =========
      Taxes .......................................    $       -      $       -
                                                       =========      =========

         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2007 and 2006

ORGANIZATION

Primarily due to the lack of financing, Genio Group, Inc. and subsidiaries referred to herein as "Genio" or the "Company" has closed all operations and terminated all of its employees. A shareholder has assumed the position of CEO and CFO of the Company in order to orchestrate an orderly liquidation of the Company's assets, seek settlement agreements with the creditors and evaluate potential merger candidates.

Genio was a developer and marketer of entertainment and leisure products. Genio held a worldwide license with Marvel Enterprises, Inc. to manufacture and sell specific categories of products built around the globally recognizable Marvel Super Heroes(TM), including Spider-Man(TM), The Incredible Hulk(TM), X-Men(TM),Elektra(TM), Daredevil(TM) and the Fantastic Four(TM). The Genio Card collection was available in select national retailers in the United States. Genio Cards consist of 360 illustrated cards that take children on a journey through 30 subject categories: from the history of dinosaurs and attributes of reptiles to facts about motor Sports and manmade landmarks.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $343,346 and $538,985 for the years ended September 30, 2007 and September 30, 2006, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at September 30, 2007 and negative cash flow from operations for the years ended September 30, 2007 and 2006. The Company is in default of its line of credit and substantially all of its convertible debentures. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

STOCK OPTIONS

The Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment. Under this application, the Company is required to record compensation expense using a fair-value-based measurement method for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS No. 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

The Company had no issuances of stock options or warrants in the past two years, nor have any such prior issued options or warrants vest in the past two years.

CONCENTRATION OF CREDIT RISK

Periodically, the Company may hold cash in the bank in excess of $100,000, which exceeds the FDIC insurance limits and is therefore uninsured.

NEW ACCOUNTING PRONOUNCEMENTS

FASB 157 - Fair Value Measurements

In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Fair valuation measurements for Level 3 type assets and liabilities have been delayed for one year until November 15, 2008. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 141(revised 2007) - Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions,
(d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 2 - LOSS PER SHARE

Loss per share is computed in accordance with SFAS 128. Basic EPS is computed using weighted average shares outstanding, while diluted EPS is computed using weighted average shares outstanding plus shares representing stock distributable under stock-based plans computed using the treasury stock method. The outstanding warrants of 3,100,000 were not included in the effect of dilutive stock because they had an anti-dilutive effect.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other liabilities at September 30, 2007 consist of the following:

         Accounts payable ..............   $ 309,520
         Accrued royalties .............      90,000
         Accrued penalties .............     200,000
         Accrued professional fees......      81,657
         Other .........................      25,593
                                           ---------
         Total .........................   $ 706,770
                                           =========

NOTE 4 - INCOME TAXES

At September 30, 2007, the Company had net operating loss carryforwards of approximately $ 13,500,000 for book and tax purposes, expiring in year 2022 through 2026. These carryforwards are subject to possible limitation on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code).

At this time, the Company does not believe it can reliably predict future taxable profits. Accordingly, the increase in deferred tax assets to approximately $4,700,000 has been reduced fully by the valuation allowance.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the year ended September 30, 2007 is as follows:

         Loss before income taxes ......................     $ 343,000
         Computed expected tax credit at 35% ...........       120,000

         Increase in NOL valuation .....................      (120,000)
         Provision of income taxes .....................     $       0

The Company has not filed their federal or state income tax returns for a few years.

NOTE 5 - LINE OF CREDIT

On May 4, 2004 the Company entered into a loan and security agreement With IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. The negotiated outstanding balance under the line of credit at September 30, 2007 was $150,000.

The Company is in default on this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of September 30, 2007, the note and the debentures have not been issued.

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

Conversion of the debentures and/or exercise of the warrants is at the option of the holders, subject to the ownership limitation.

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

NOTE 7 - ADVANCES FROM RELATED PARTIES

Certain debenture holders, stockholders and officer have advanced the Company $242,324, which $75,000 was advanced during the year ended September 30, 2007. These advances are due on demand and do not bear interest.

NOTE 8 - STOCK OPTIONS and WARRANTS

A. Warrants

Warrant activity is summarized as follows:

                                                                Weighted Average
                                              Warrants           Exercise Price
                                              --------          ----------------
Outstanding at September 30, 2005            3,896,190               $0.92
   Issued .......................                    -                   -
   Expired or cancelled .........             (320,000)               1.30
   Exercised ....................                    -                   -
                                             ---------               -----
Outstanding at September 30, 2006            3,576,190               $0.89
   Issued .......................                    -                   -
   Expired or cancelled .........             (476,190)               2.10
   Exercised ....................                    -                   -
                                             ---------               -----
Outstanding at September 30, 2007            3,100,000               $0.71
                                             =========               =====

Weighted Average

The following table summarizes information about warrants outstanding and exercisable at September 30, 2007:

                                           Weighted Average
                                            Remaining Life      Weighted Average
                               Shares          In Years          Exercise Price
                             ---------     ----------------     ----------------
Range of exercise price
$0.05 - $1.00 .........      2,850,000           1.875                $0.67
$1.01 - $1.50 .........        250,000           1.75                 $1.06
                             ---------           -----                -----
                             3,100,000           1.86                 $0.71
                             =========           =====                =====

All of the above warrants are exercisable.

B. Stock Option Plans

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. The Company had previously accounted for stock-based compensation plans under the fair value provisions of SFAS 123, the adoption of SFAS 123 did not impact the Company's financial position or results of operations. Per the provisions of SFAS No. 123R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

Stock option activity for both qualified and unqualified options is summarized as follows:

                                                                Weighted Average
                                               Options           Exercise Price
                                               -------          ----------------
Outstanding at September 30, 2005              450,000               $1.40
   Issued .......................                    -                   -
   Expired or cancelled .........             (450,000)               1.40
   Exercised ....................                    -                   -
                                              --------               -----
Outstanding at September 30, 2006                    0               $0.00
   Issued .......................                    -                   -
   Expired or cancelled .........                    -                   -
   Exercised ....................                    -                   -
                                              --------               -----
Outstanding at September 30, 2007                    0               $0.00
                                              ========               =====

NOTE 9 - CAPITAL STOCK

In July 2004, the Company agreed to issue 1,266,670 shares of common stock in lieu of penalties attributed to the failure to file a timely registration and obtain an effective registration on selected shares related to the certain private placements conducted earlier. These shares have been valued at $912,002 or $.72 a share. These penalties satisfied with common stock have been recorded as an expense in fiscal 2004. The Company had not settled with other shareholders also entitled to penalties for the failure to obtain an effective registration, as a consequence the Company is accruing penalties at $10,000 a month. As of September 30, 2007, there was $200,000 accrued for such penalties.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In view of the financial position of the Company, it is not practical to estimate the fair value of the liabilities.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company currently does not occupy any leased office space. The current acting CEO / CFO, provides the use of his office for no charge. We have not recorded the economic effects of the officer contribution, as it is deemed immaterial.

Rent expense for the years ended September 30, 2007 and 2006 was $0 and $1,600, respectively.

Litigation

Certain shareholders and creditors of the Company threatened to bring claims against the Company in connection with the actions described in the Current Reports on Form 8-K filed by the Company on November 24, 2004 and December 1, 2004.