Form 10QSB
period 2007-12-31
GENIO GROUP INC
filed 2008-02-19
CIK 1100779

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of February 15, 2008 we had 55,681,787 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                GENIO GROUP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheet as of December 31, 2007 (unaudited) ..  3

            Consolidated Statements of Operations for the three
              months ended December 31, 2007 and 2006 (unaudited) ...........  4

            Consolidated Statements of Cash Flows for the three
              months ended December 31, 2007 and 2006 (unaudited) ...........  5

            Notes to the Unaudited Consolidated Financial Statements ........  6

Item 2.  Management's Discussion and Analysis or Plan of Operation .......... 11

Item 3.  Controls and Procedures ............................................ 12


PART II. OTHER INFORMATION

Item 6.  Exhibits ........................................................... 12

Signatures .................................................................. 13

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of managementfor future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Genio Group, Inc., a Delaware corporation, and its predecessors.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                   December 31,
                                                                       2007
                                                                   ------------
                                 CURRENT ASSETS

Cash ..........................................................    $      3,321
                                                                   ------------

TOTAL ASSETS ..................................................    $      3,321
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expense ........................    $    706,770
  Interest payable on convertible debentures ..................         823,542
  8% Convertible debenture ....................................       2,400,000
  Advances from shareholders ..................................         242,324
  Line of credit payable ......................................         150,000
                                                                   ------------
          Total current liabilities ...........................       4,322,636


COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, no par value,
  2,000,000 shares authorized, 0 shares issued
Common stock - par value $.0001, per share;
  authorized, 200,000,000 shares;
  55,681,787 shares issued and outstanding ....................           5,568
  Additional paid in capital ..................................      15,255,732
  Accumulated deficit .........................................     (19,580,615)

                                                                   ------------
          Total stockholders' deficit .........................      (4,319,315)
                                                                   ------------

                                                                   $      3,321
                                                                   ============

         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months    Three Months
                                                   December 31,    December 31,
                                                       2007            2006
                                                   ------------    ------------

Net sales .....................................    $          0    $          0
Cost of sales .................................               0               0
                                                   ------------    ------------

  Gross profit ................................               0               0

General and administrative expenses ...........               0          15,000
                                                   ------------    ------------

  Loss from operations ........................               0         (15,000)

Other income and (expense)
  Interest and penalties expense ..............          70,786          70,786
                                                   ------------    ------------

Loss before provision for income taxes ........          70,786          85,786
Provision for income taxes ....................               0               0
                                                   ------------    ------------

NET LOSS ......................................    $     70,786    $     85,786
                                                   ============    ============

Basic and diluted earnings (loss) per share ...    $      0.001    $      0.002
                                                   ============    ============

Weighted-average shares outstanding-
  basic and diluted ...........................      55,681,787      55,681,787
                                                   ============    ============

         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three Months    Three Months
                                                   December 31,    December 31,
                                                       2007            2006
                                                   ------------    ------------

Cash flows from operating activities
  Net loss .......................................   $(70,786)       $(85,786)
    Changes in assets and liabilities
      Accounts payable and accrued expense .......     70,786          85,786
                                                     --------        --------
        Net cash used in operating activities ....          0               0
                                                     --------        --------

Cash flows from investing activities
  Purchase of furniture and equipment
                                                     --------        --------
        Net cash used in investing activities ....          0               0
                                                     --------        --------

Cash flows from financing activities
  Advances from shareholders
    Increase (decrease) in line of credit payable
                                                     --------        --------
        Net cash provided by financing activities           0               0
                                                     --------        --------

        NET INCREASE (DECREASE) IN CASH ..........          0               0
Cash at beginning of period ......................      3,321           4,413
                                                     --------        --------

Cash at end of period ............................   $  3,321        $  4,413
                                                     ========        ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest .................................          0               0
        Taxes ....................................          0               0


         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month period ended December 31,2007 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three month period ending December 31, 2007. The operating results for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $(70,786) and $(85,786) for the three months ended December 31, 2007 and 2006, respectively. Additionally, the Company had minimal assets, a net working capital deficiency and a shareholders' deficiency at December 31, 2007 and negative cash flow from operations for the three months ended December 31, 2007 and 2006. The Company is in default under its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

STOCK OPTIONS AND WARRANTS

         The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

         In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The last equity based compensation issued by the Company was more than two years ago and such options were fully vested upon issuance, hence an expense was recorded at that time.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted, until the Company effectuates a merger or acquisition.

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

LINE OF CREDIT

         On May 4, 2004 the Company entered into a loan and security agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. The negotiated outstanding balance under the line of credit at December 31, 2007 was $150,000.

         The Company is in default under this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of December 31, 2007, the note and the debentures have not been issued.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006.

         Because we have not had any business operations since the quarter ended December 31, 2004, we did not have any revenues during the three ended December 30, 2007 and 2006. Total expenses for the three months ended December 31, 2007 and 2006 were $70,783 and $85,786, respectively, consisting of general and administrative expense and interest expense. Interest expense for the three months ended December 31, 2007 and 2006 was $70,786 and $70,786, respectively, related to the convertible debentures and line of credit.

LIQUIDITY AND CAPITAL RESOURCES

         All of our convertible debt is in default as of January 1, 2006. As of December 31, 2007, we had $3,321 in cash and cash equivalents. Net cash used in operations for the three months ended December 31, 2007 was $0 consisting of a net loss of $(70,786) offset by an increase in accounts payable of $70,786. There was no activity from investing activities or from financing activities for the periods ended December 31, 2007 and 2006.

         At December 31, 2007 we had total assets of $3,321 and an accumulated deficit of $19,580,615 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2007 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in the beginning of fiscal year 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this plan and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $4.3 million of obligations on our balance sheet at December 31, 2007. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

ITEM 3.  CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer who also serves as our Chief Financial Officer and is the sole director of the Company, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report(the "Evaluation Date"). Based upon that evaluation, he concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                        Genio Group, Inc.
                                        -----------------
                                        (Registrant)

Date: February 19, 2008                 /s/ Steven A. Horowitz
                                        ----------------------
                                        Chief Executive and Financial Officer
                                        (principal executive and
                                        accounting officer)