Form 10QSB
period 2008-03-31
GENIO GROUP INC
filed 2008-05-19
CIK 1100779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of May 14, 2008 we had 55,681,787 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                GENIO GROUP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet as of March 31, 2008 (unaudited) .......   3

         Consolidated Statements of Operations for the three and
          six months ended March 31, 2008 and 2007 (unaudited) .............   4

         Consolidated Statements of Cash Flows for the six months
          ended March 31, 2008 and 2007 (unaudited) ........................   5

         Notes to the Unaudited Consolidated Financial Statements ..........   6

Item 2.  Management's Discussion and Analysis or Plan of Operation. ........  12

Item 3.  Controls and Procedures ...........................................  14


PART II. OTHER INFORMATION

Item 6.  Exhibits ..........................................................  14

Signatures .................................................................  14

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                     March 31,
                                                                       2008
                                                                   ------------

                                 CURRENT ASSETS

Cash ...........................................................   $      3,264
                                                                   ------------

TOTAL ASSETS ...................................................   $      3,264
                                                                   ============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable and accrued expense .........................   $    706,713
  Interest payable on convertible debentures ...................        893,558
  8% Convertible debenture .....................................      2,400,000
  Advances from shareholders ...................................        242,324
  Line of credit payable .......................................        150,000
                                                                   ------------
         Total current liabilities .............................      4,392,595


COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
  Preferred stock, no par value,
   2,000,000 shares authorized, 0 shares issued ................              0
  Common stock - par value $.0001, per share; authorized,
   200,000,000 shares; 55,681,787 shares issued and outstanding           5,568

  Additional paid in capital ...................................     15,255,732

  Accumulated deficit ..........................................    (19,650,631)
                                                                   ------------

Total Stockholders' Deficit ....................................     (4,389,331)
                                                                   ------------

                                                                   $      3,264
                                                                   ============

         The accompanying notes are an integral part of this statement.

                                   GENIO GROUP, INC. and Subsidiaries
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                                             Three Months   Three Months    Six Months     Six Months
                                               March 31,      March 31,      March 31,      March 31,
                                                 2008           2007           2008           2007
                                             ------------   ------------   ------------   ------------
Net sales .................................  $          0   $          0   $          0   $          0
Cost of sales .............................             0              0              0              0
                                             ------------   ------------   ------------   ------------

    Gross profit ..........................             0              0              0              0

General and administrative expenses .......             0         15,865              0         30,865
                                             ------------   ------------   ------------   ------------

    Loss from operations ..................             0        (15,865)             0        (30,865)

Other income and (expense)
  Interest and penalties expense ..........       (70,016)       (69,247)      (140,802)      (140,033)
                                             ------------   ------------   ------------   ------------

Loss before provision for income taxes ....       (70,016)       (85,112)      (140,802)      (170,898)
Provision for income taxes ................             0              0              0              0
                                             ------------   ------------   ------------   ------------

NET LOSS ..................................  $    (70,016)  $    (85,112)  $   (140,802)  $   (170,898)
                                             ============   ============   ============   ============

Basic and diluted earnings (loss) per share  $     (0.001)  $     (0.002)  $     (0.003)  $     (0.003)
                                             ============   ============   ============   ============

Weighted-average shares outstanding -
  basic and diluted .......................    55,681,787     55,681,787     55,681,787     55,681,787
                                             ============   ============   ============   ============

                     The accompanying notes are an integral part of this statement.

                                                   4

                       GENIO GROUP, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months   Six Months
                                                          March 31,    March 31,
                                                            2008         2007
                                                         ---------    ---------
Cash flows from operating activities
  Net loss ...........................................   ($140,802)   ($170,898)
    Changes in assets and liabilities
      Accounts payable and accrued expense ...........     140,745      101,100
                                                         ---------    ---------

          Net cash used in operating activities ......         (57)     (69,798)
                                                         ---------    ---------

Cash flows from investing activities
          Net cash used in investing activities ......           0            0
                                                         ---------    ---------

Cash flows from financing activities
    Advances from shareholders .......................           0       75,000
                                                         ---------    ---------

          Net cash provided by financing activities ..           0       75,000
                                                         ---------    ---------

          NET INCREASE (DECREASE) IN CASH ............         (57)       5,202

Cash at beginning of period ..........................       3,321            0
                                                         ---------    ---------

Cash at end of period ................................   $   3,264    $   5,202
                                                         =========    =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest .....................................           0            0
        Taxes ........................................           0            0


         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month periods ended March 31,2008 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three and six month periods ending March 31, 2008. The operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $(140,802) and $(170,898) for the six months ended March 31, 2008 and 2007, respectively. Additionally, the Company had minimal assets, a net working capital deficiency and a shareholders' deficiency at March 31, 2008 and negative cash flow from operations for the three and six months ended March 31, 2008 and 2007. The Company is in default or delinquent with substantially all of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

All other new accounting pronouncements issued but not yet effective, have been deemed not to be relevant to the Company and are not expected to have any impact once adopted.

NOTE 3 - CONVERTIBLE DEBENTURES AND OTHER - SUBSTANTIALLY ALL SUCH DEBT HAS BEEN IN DEFAULT SINCE JANUARY 1, 2006.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

LINE OF CREDIT

         On May 4, 2004 the Company entered into a loan and security agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. The negotiated outstanding balance under the line of credit at March 31, 2008 was $150,000.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company is in default under this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of March 31, 2008, the note and the debentures have not been issued.



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

OVERVIEW

         We were a start-up developer and marketer of entertainment and leisure products. Since our inception, most of our revenues have been derived from our card business. During the month of January 2005 our Board of Directors determined to wind down the company's operations as conducted to date due to thelack of sufficient funding. At that time, we released all of our employees other than our Chief Executive Officer. We are currently evaluating several options regarding our future financing of the registrant and its future operations. Our auditors as part of their review continue to raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007.

         Because we have not had any business operations since the quarter ended December 31, 2004, we did not have any revenues during the three and six month periods ended March 31, 2008 and 2007.

Total expenses for the three months ended March 31, 2008 and 2007 were $70,016 and $85,112, respectively, consisting of general and administrative expense and interest expense. Interest expense for the three months ended March 31, 2008 and 2007 was $70,016 and $69,247, respectively, related to the convertible debentures and line of credit. Total expenses for the six months ended March 31, 2008 and 2007 were $140,802 and $170,898, respectively, consisting of general and administrative expense and interest expense. Interest expense for the six months ended March 31, 2008 and 2007 was $140,802 and $140,033, respectively, related to the convertible debentures and line of credit

LIQUIDITY AND CAPITAL RESOURCES

         All of our convertible debt is in default as of January 1, 2006. As of March 31, 2008, we had $3,264 in cash and cash equivalents. Net cash used in operations for the six months ended March 31, 2008 was $57 consisting of a net loss of $(140,802) offset by an increase in accounts payable of $140,745. There was no activity from investing activities or from financing activities for the period ended March 31, 2008.

         At March 31, 2008 we had total assets of $3,264 and an accumulated deficit of $19,650,631 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2007 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in the beginning of fiscal year 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this plan and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $4.4 million of obligations on our balance sheet at MArch 31, 2008. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits:

Exhibit
   No.                            Description
-------                           -----------

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

                                   Genio Group, Inc.
                                   -----------------
                                   (Registrant)

Date: May 19, 2008                 /s/ Steven A. Horowitz
                                   ----------------------
                                   Chief Executive and Financial Officer
                                   (principal executive and accounting officer)