Form 10QSB
period 2008-06-30
GENIO GROUP INC
filed 2008-08-19
CIK 1100779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to _________________.


                        Commission file number 000-28459


                                GENIO GROUP, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                                 22-3360133
                  --------                                 ----------
      (State or other jurisdiction of                   (I.R.S Employer
       incorporation or organization                   Identification No.)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of August 14, 2008 we had 55,681,787 shares of common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                GENIO GROUP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet as of June 30, 2008 (unaudited) ........   3

         Consolidated Statements of Operations for the three and nine
           months ended June 30, 2008 and 2007 (unaudited) .................   4

         Consolidated Statements of Cash Flows for the nine months
           ended June 30, 2008 and 2007 (unaudited) ........................   5

         Notes to the Unaudited Consolidated Financial Statements ..........   6

Item 2.  Management's Discussion and Analysis or Plan of Operation .........  12

Item 3.  Controls and Procedures ...........................................  13


PART II. OTHER INFORMATION

Item 6.  Exhibits ..........................................................  14

Signatures .................................................................  14

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GENIO GROUP, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                     June 30,
                                                                       2008
                                                                   ------------
                      CURRENT ASSETS
Cash .......................................................       $      3,207
                                                                   ------------

TOTAL ASSETS ...............................................       $      3,207
                                                                   ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expense .....................       $    706,656
  Interest payable on convertible debentures ...............            963,574
  8% Convertible debenture .................................          2,400,000
  Advances from shareholders ...............................            242,324
  Line of credit payable ...................................            150,000
                                                                   ------------
          Total current liabilities ........................          4,462,554


COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, no par value,
    2,000,000 shares authorized,
    0 shares issued
  Common stock - par value $.0001, per share;
    authorized, 200,000,000 shares; 55,681,787
    shares issued and outstanding ..........................              5,568
  Additional paid in capital ...............................         15,255,732
  Accumulated deficit ......................................        (19,720,647)

                                                                   ------------
                                                                     (4,459,347)
                                                                   ------------

                                                                   $      3,207
                                                                   ============

         The accompanying notes are an integral part of this statement.

                                     GENIO GROUP, INC. and Subsidiaries
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                              Three Months    Three Months    Nine Months     Nine Months
                                                June 30,        June 30,        June 30,        June 30,
                                                  2008            2007           2008             2007
                                              ------------    ------------    ------------    ------------
Net sales .................................   $          0    $          0    $          0    $          0
Cost of sales .............................              0               0               0               0
                                              ------------    ------------    ------------    ------------

          Gross profit ....................              0               0               0               0

General and administrative expenses .......              0          15,524               0          46,389
                                              ------------    ------------    ------------    ------------

          Loss from operations ............              0         (15,524)              0         (46,389)

Other income and (expense)
    Interest and penalties expense ........        (70,016)        (69,780)       (210,818)       (209,813)
                                              ------------    ------------    ------------    ------------

Loss before provision for income taxes ....        (70,016)        (85,304)       (210,818)       (256,202)
Provision for income taxes ................              0               0               0               0
                                              ------------    ------------    ------------    ------------

NET LOSS ..................................   $    (70,016)   $    (85,304)   $   (210,818)   $   (256,202)
                                              ============    ============    ============    ============

Basic and diluted earnings (loss) per share   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                              ============    ============    ============    ============

Weighted-average shares outstanding-
    basic and diluted .....................     55,681,787      55,681,787      55,681,787      55,681,787
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

                                                     4

                       GENIO GROUP, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine          Nine
                                                          Months       Months
                                                          June 30,     June 30,
                                                           2008         2007
                                                         ---------    ---------
Cash flows from operating activities
  Net loss ...........................................   $(210,818)   $(256,202)
    Changes in assets and liabilities
      Accounts payable and accrued expense ...........     210,704      185,880
                                                         ---------    ---------
        Net cash used in operating activities ........        (114)     (70,322)
                                                         ---------    ---------

Cash flows from investing activities
    Purchase of furniture and equipment ..............           0            0
                                                         ---------    ---------
        Net cash used in investing activities ........           0            0
                                                         ---------    ---------

Cash flows from financing activities
    Advances from shareholders .......................           0       75,000

                                                         ---------    ---------
        Net cash provided by financing activities ....           0       75,000
                                                         ---------    ---------

        NET INCREASE (DECREASE) IN CASH ..............        (114)       4,678
Cash at beginning of period ..........................       3,321            0
                                                         ---------    ---------

Cash at end of period ................................   $   3,207    $   4,678
                                                         =========    =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest .........................................           0            0
    Taxes ............................................           0            0

         The accompanying notes are an integral part of this statement.

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month periods ended June 30,2008 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three and nine month periods ending June 30, 2008. The operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $(210,818) and $(256,202) for the nine months ended June 30, 2008 and 2007, respectively. Additionally, the Company had minimal assets, a net working capital deficiency and a shareholders' deficiency at June 30, 2008 and negative cash flow from operations for the three and nine months ended June 30, 2008 and 2007. The Company is in default under its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall beapplied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

                       GENIO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         The Company is in default under this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of June 30, 2008, the note and the debentures have not been issued.

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

RESULTS OF OPERATIONS

         Because we have not had any business operations since the quarter ended December 31, 2004, we did not have any revenues during the three and nine month periods ended June 30, 2008 and 2007.

         Total expenses for the three months ended June 30, 2008 and 2007 were $70,016 and $143,963, respectively, consisting of general and administrative expense and interest expense. Interest expense for the three months ended June 30, 2008 and 2007 was $70,016 and $69,780, respectively, related to the convertible debentures. Total expenses for the nine months ended June 30, 2008 and 2007 were $210,818 and $256,202, respectively, consisting of general and administrative expense and interest expense. Interest expense for the nine months ended June 30, 2008 and 2007 was $210,818 and $209,813, respectively, related to the convertible debentures and line of credit

LIQUIDITY AND CAPITAL RESOURCES

         All of our convertible debt is in default as of January 1, 2006. As of June 30, 2008, we had $3,207 in cash and cash equivalents. Net cash used in operations for the nine months ended June 30, 2008 was $114 consisting of a net loss of ($210,818) offset by an increase in accounts payable and accrued expenses of $210,704. There was no activity from investing activities or from financing activities for the period ended June 30, 2008.

         At June 30, 2008 we had total assets of $3,207 and an accumulated deficit of $19,720,647 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2007 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in the beginning of fiscal year 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this plan and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $4.5 million of obligations on our balance sheet at June 30, 2008. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

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

                                    Genio Group, Inc.
                                    -----------------
                                    (Registrant)

Date: August 18, 2008               /s/ Steven A. Horowitz
                                    ----------------------
                                    Steven A. Horowitz
                                    Chief Executive and Financial Officer
                                    (principal executive and accounting officer)