Form 10KSB
period 2008-09-30
GENIO GROUP INC
filed 2009-01-13
CIK 1100779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or (15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year. $ 0 for the fiscal year ended September 30, 2008.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on December 31, 2008 is approximately $.0003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 55,681,787 shares of common stock are issued and outstanding at January 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Form (check one):  Yes ☐   No ☒

GENIO GROUP, INC.
FORM 10-KSB

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

We have limited resources, no revenues from operations since January 2005 and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended September 30, 2008, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this annual report do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of onsummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

	High	Low
Fiscal 2007

First quarter ended December 31, 2006	$0.01	$0.01
Second quarter ended March 31, 2007	$0.01	$0.01
Third quarter ended June 30, 2007	$0.01	$0.00
Fourth quarter ended September 30, 2007	$0.00	$0.00

Fiscal 2008

First quarter ended December 31, 2007	$0.0016	$0.001
Second quarter ended March 31, 2008	$0.003	$0.0006
Third quarter ended June 30, 2008	$0.009	$0.0005
Fourth quarter ended September 30, 2008	$0.002	$0.0005

On December 31, 2008, the last sale price of our common stock as reported on the OTCBB was $.0003 As of December 31, 2008, there were approximately 888 record owners of our common stock.

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

The were no securities authorized for issuance under our stock option and equity compensation plans as of September 30, 2008.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND THE YEAR ENDED SEPTEMBER 30, 2007.

We did not have any net sales, cost of sales, gross profit or selling expenses for the fiscal years ended September 30, 2008 and September 30, 2007.

General and administrative decreased to $25,000 for the year ended September 30, 2008 compared to $62,747 for the year ended September 30, 2007. General and administrative expenses consist of professional fees for the years ended September 30, 2008 and 2007.

The Company reported a net loss of $306,604, or $(0.01) per share for the year ended September 30, 2008 and a net loss $343,346, or ($0.01) per share for the year ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

All of the Company's convertible debt is in default as of January 1, 2006.

As of September 30, 2008, we had $0 in cash and cash equivalents. Net cash used in operations for the fiscal year ended September 30, 2008 was $42,571 consisting of a net loss of $306,604 offset by an increase in accounts payable and accrued expenses of $264,033. Total cash provided by financing activities of $39,250 was he result of shareholder advances

At September 30, 2008 we had an accumulated deficit of $19,816,433 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2008 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report, in fiscal 2005 and 2006 we wound down our operations and are now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $4.6 million of obligations on our balance sheet at September 30, 2008. We have no commitments from any party to provide such funds to us. If are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting  obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

On July 1, 2008, the Company entered into an agreement with a consultant whereby the Company and the consultant would work to restructure the Company. In exchange for its work, the Company agreed to pay the consultant $25,000. and 10% of any and all cash consideration and 20% of all stock in a post restructured company.

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

These aforementioned debentures had been extended and are currently being negotiated for a debt to equity conversion.

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

ITEM 8A(T). CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our sole chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and chief financial officer, whom is our sole officer and director, concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Genio Group have been detected.

(b) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.”

(c)   Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

Name	Age	Positions
Steven A. Horowitz	49	Director, Chief Executive Officer
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

COMMITTEES OF THE BOARD OF DIRECTORS

There currently are no committees of the Board of Directors

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2007 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2008, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2008.

ITEM 10. EXECUTIVE COMPENSATION

At the end of our last fiscal year, the fiscal year ended September 30, 2008, Mr. Steven A. Horowitz was our sole director and executive officer in the positions of chief executive officer and chief financial officer. Mr. Horowitz does not receive any cash compensation for the services he renders on our behalf.

STOCK OPTION INFORMATION

There were no stock options issued to any of the Named Executives in fiscal 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 31, 2008, there were 55,681,787 shares of our common stock issued and outstanding. The following table sets forth, as of December 31, 2008, information known to us relating to the beneficial ownership of these shares by:

o  each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
o  each director;
o  each Named Executive; and
o  all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 400 Garden City Plaza, Garden City, N.Y, 11530

We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from December 31, 2008 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 31, 2008, have been exercised or converted. Unless otherwise noted,the address of each of these principal stockholders is our principal executive offices.

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

Since the beginning of thefiscal year ended September 30, 2005, Mr. Horowitz has advanced an aggregrate of $112,324 to Genio. These advances are due on demand and do not bear interest.

Genio's Board of Directors consists of solely of Steven A. Horowitz. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

PART IV

ITEM 13. EXHIBITS

3.1      Bylaws (1)
3.2      Certificate of Incorporation (2)
3.3      Certificate of Amendment (2)
3.4      Certificate of Amendment (2)
3.5      Certificate of Amendment (3)
3.6      Certificate of Amendment (4)
3.7      Certificate of Amendment (5)
4.2      Form of Warrant dated July 2003 with an exercise price of 1.50 (6)
4.3      Form of (A) Warrant dated November 2003 with an exercise price of $2.92(6)
4.4      Form of (B) Warrant dated November 2003 with an exercise price of $2.10 (6)
4.5      Warrant issued to IIG Capital, LLC (6)
4.6      Form of Series A-1 Warrant issued to Crestview Master, LLC, Ocean Drive Capital, LLC and Turquoise Partners, LLC (7)

4.7      Form of Series A-6 Warrant issued to Crestview Master, LLC, Ocean Drive Capital, LLC and Turquoise Partners, LLC (7)
4.8      Form of Convertible Debenture dated July 13, 2004 issued to Crestview Master, LLC, Ocean Drive Capital, LLC and Turquoise Partners, LLC (7)
4.9      Prime Plus 2% Convertible Debentures Due April 10, 2005 issued toCrestview Master, LLC, Ocean Drive Capital, LLC and Turquoise Partners, LLC (8)
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
(9)      Incorporated by reference to the Form 10-KSB as filed on January 13, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sherb & Co., LLP served as our independent registered public accounting firm for the 2008 and 2007 fiscal years. The following table shows the fees that were billed for the audit and other services provided by Sherb for the 2008 and 2007 fiscal years.

	Fiscal 2008	Fiscal 2007
Audit Fees	$12,000	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$12,000	$12,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

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

GENIO GROUP, INC.

January 13, 2009	By:	/s/ Steven A. Horowitz
Steven A. Horowitz, CEO, CFO,
principal executive officer and
principal financial and
accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven A. Horowitz	CEO, CFO and director	January 13, 2009
Steven A. Horowitz

GENIO GROUP, INC. AND SUBSIDIARIES

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Director
Genio Group, Inc. and subsidiaries
Garden City, NY

We have audited the accompanying consolidated balance sheet of Genio Group, Inc. as of September 30, 2008, and the related consolidated statements of operations, stockholders' deficiency in assets and cash flows for each of the years then ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genio Group, Inc. as of September 30, 2008, and the results of its operations and its cash flows for each of the years then ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 1 to the financial statements, the Company has suffered recurring losses from operations, including a net loss of approximately $.3 and $.4 million for the years ended September 30, 2008 and 2007 respectively, and has a substantial working capital deficiency as of September 30, 2008. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants

New York, New York
January 12, 2009

GENIO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

September 30, 2008
CURRENT ASSETS

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
CURRENT LIABILITIES
Cash Overdraft	$413
Accounts payable and accrued expense	688,786
Interest payable on convertible debentures	1,034,360
8% Convertible debenture	2,400,000
Advances from shareholders	281,574
Line of credit payable	150,000
Total current liabilities	4,555,133

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock, no par value, 2,000,000 shares authorized, 0 shares issued
Common stock - par value $.0001, per share; authorized, 200,000,000 shares; 55,681,787 shares issued and outstanding	5,568
Additional paid in capital	15,255,732
Accumulated deficit	(19,816,433)

(4,555,133)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS	$0

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007

Net sales	$0	$0
Cost of sales	0	0

Gross profit	0	0

General and administrative expenses	25,000	62,747

Loss from operations	(25,000)	(62,747)

Other income and (expense)
Interest and penalties expense	(281,604)	(280,599)

Loss before provision for income taxes	(306,604)	(343,346)
Provision for income taxes	0	0

NET LOSS	$(306,604)	$(343,346)

Basic and diluted earnings (loss) per share	(0.01)	(0.01)

Weighted-average shares outstanding- basic and diluted	55,681,787	55,681,787

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. AND SUBSIDIARIES
STOCKHOLDERS DEFICIENCY IN ASSETS

	Commn Stock		Additional
	Shares Outstanding	Par Value	Paid in Capital	Accumulated Deficit	Total

Balance September 30, 2006	55,681,787	$5,568	$15,255,732	$(19,166,483)	$(3,905,183)

Net loss				(343,346)	(343,346)

Balance September 30, 2007	55,681,787	5,568	15,255,732	(19,509,829)	(4,248,529)

Net loss				(306,604)	(306,604)

Balance September 30, 2008	55,681,787	$5,568	$15,255,732	$(19,816,433)	$(4,555,133)

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(306,604)	$(343,346)
Changes in assets and liabilities
Accounts payable and accrued expense	264,033	271,667
Net cash used in operating activities	(42,571)	(71,679)

Cash flows from investing activities
Purchase of furniture and equipment
Net cash used in investing activities	0	0

Cash flows from financing activities
Advances from shareholders	39,250	75,000
Increase (decrease) in line of credit payable
Net cash provided by financing activities	39,250	75,000

NET INCREASE (DECREASE) IN CASH	(3,321)	3,321
Cash at beginning of period	3,321	0

Cash at end of period	$0	$3,321

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	0	0
Taxes	0	0

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended September 30, 2008 and 2007

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $ 306,604 and $ 343,346 for the years ended September 30, 2008 and September 30, 2007, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at September 30, 2008 and negative cash flow from operations for the years ended September 30, 2008 and 2007. The Company is in default of its line of credit and substantially all of its convertible debentures. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

FASB 141(revised 2007) - Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting-the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

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

All other issued accounting pronouncement but not yet effective have been reviewed and are not deemed to have a material financial impact on the Company once adopted.

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

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other liabilities at September 30, 2008 consist of the following:

Accounts payable	$309,520
Accrued royalties	90,000
Accrued penalties	200,000
Accrued professional fees	63,673
Other	25,593

Total	$688,786

NOTE 4 - INCOME TAXES

At September 30, 2008, the Company had net operating loss carryforwards of approximately $13,800,000 for book and tax purposes, expiring in year 2022 through 2026. These carryforwards are subject to possible limitation on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code).

At this time, the Company does not believe it can reliably predict future taxable profits. Accordingly, the increase in deferred tax assets to approximately $107,000 has been reduced fully by the valuation allowance.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the year ended September 30, 2008 is as follows:

Loss before income taxes	$306,000
Computed expected tax credit at 35%	107,000

Increase in NOL valuation	(107,000)
Provision of income taxes	$0

The Company has not filed their federal or state income tax returns for a few years.

NOTE 5 - LINE OF CREDIT

On May 4, 2004 the Company entered into a loan and security agreement With IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. The negotiated outstanding balance under the line of credit at September 30, 2008 was $150,000.

The Company is in default on this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of September 30, 2008, the note and the debentures have not been issued.

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

The conversion of all of the debentures excluding interest and exercise of all of the warrants would result in the issuance of approximately an additional 3,400,000,000 shares of common stock. The number of authorized shares of the Company common stock would have to be increased by approximately 3,300,000,000 shares to accommodate the conversion of the debentures and the exercise of the warrants in full.

NOTE 7 - ADVANCES FROM RELATED PARTIES

Certain debenture holders, stockholders and officer have advanced the Company $281,574, which $39,250 was advanced during the year ended September 30, 2008. These advances are due on demand and do not bear interest.

NOTE 8 - STOCK OPTIONS and WARRANTS

A. Warrants

Warrant activity is summarized as follows:

		Weighted
		Average
		Exercise
		Price

Outstanding at September 30, 2006	3,576,190	$0.92
Issued	-	-
Expired or cancelled	(476,190)	1.30
Exercised	-	-
Outstanding at September 30, 2007	3,100,000	$0.71
Issued	-	-
Expired or cancelled	-	-
Exercised	-	-

Outstanding at September 30, 2008	3,100,000	$0.71

Weighted Average

The following table summarizes information about warrants outstanding and exercisable at September 30, 2008:

		Weighted Average	Weighted
		Remaining Life	Average
	Shares	In Years	Exercise Price
Range of exercise price
$0.05 - $1.00	2,850,000	.875	$0.67
$1.01 - $1.50	250,000	.75	$1.06

	3,100,000	.86	$0.71

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

There was no stock option activity either both qualified and unqualified options for the years ended September 30, 2008 and 2007.

NOTE 9 - CAPITAL STOCK

In July 2004, the Company agreed to issue 1,266,670 shares of common stock in lieu of penalties attributed to the failure to file a timely registration and obtain an effective registration on selected shares related to the certain private placements conducted earlier. These shares have been valued at $912,002 or $.72 a share. These penalties satisfied with common stock have been recorded as an expense in fiscal 2004. The Company had not settled with other shareholders also entitled to penalties for the failure to obtain an effective registration, as a consequence the Company is accruing penalties at $10,000 a month. As of September 30, 2008, there was $200,000 accrued for such penalties.

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

Rent expense for the years ended September 30, 2008 and 2007 was $0 and $0, respectively.

Litigation

Certain shareholders and creditors of the Company threatened to bring claims against the Company in connection with the actions described in the Current Reports on Form 8-K filed by the Company on November 24, 2004 and December 1, 2004.

Other Agreements

On July 1, 2008, the Company entered into an agreement with a consultant whereby the Company and the consultant would work to restructure the Company. In exchange for its work, the Company agreed to pay the consultant $25,000 and 10% of any and all cash consideration and 20% of all stock in a post restructured company.