Form 10-Q
period 2008-12-31
GENIO GROUP INC
filed 2009-02-24
CIK 1100779

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark
 One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number: 000-28459

GENIO GROUP, INC.

 (Exact name of Registrant as specified in its charter)

Delaware	22-3360133
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

400 Garden City Plaza, Garden City, NY 11530
 (Address of principal executive offices) (Zip Code)

516-873-2000
(Registrant's telephone number)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

The number of the registrant's shares of common stock outstanding was 55,681,787 as of February 9, 2009.

GENIO GROUP, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2008 (unaudited) And September 30, 2008 ( audited)	3
	Consolidated Statements of Operations for the three months ended December 31, 2008 and 2007 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and 2007 (unaudited)	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Management's Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	13

Item 6.	Exhibits	13

Signatures		14

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" regarding the plans and objectives of managementfor future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Genio Group, Inc., a Delaware corporation, and its predecessors.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENIO GROUP, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(unaudited)	(audited)
CURRENT ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
CURRENT LIABILITIES
Cash Overdraft	$473	$413
Accounts payable and accrued expense	698,786	688,786
Interest payable on convertible debentures	1,105,146	1,034,360
8% Convertible debenture	2,400,000	2,400,000
Advances from shareholders	281,574	281,574
Line of credit payable	150,000	150,000
Total current liabilities	4,635,979	4,555,133

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock, no par value, 2,000,000 shares authorized, 0 shares issued Common stock - par value $.0001, per share; authorized, 200,000,000 shares; 55,681,787 shares issued and outstanding	5,568	5,568
Additional paid in capital	15,255,732	15,255,732
Accumulated deficit	(19,897,279)	(19,816,433)

	(4,635,979)	(4,555,133)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS	$0	$0

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	December 31, 2008	December 31, 2007

Net sales	$0	$0
Cost of sales	0	0

Gross profit	0	0

General and administrative expenses	10,000

Loss from operations	(10,000)	0

Other income and (expense)
Interest and penalties expense	(70,846)	(70,786)

Loss before provision for income taxes	(80,846)	(70,786)
Provision for income taxes	0	0

NET LOSS	$(80,846)	$(70,786)

Basic and diluted earnings (loss) per share	(0.00)	(0.00)

Weighted-average shares outstanding- basic and diluted	55,681,787	55,681,787

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net loss	$(80,846)	$(70,786)
Changes in assets and liabilities
Accounts payable and accrued expense	80,846	70,786
Net cash used in operating activities	0	0

Cash flows from investing activities:

Net cash used in investing activities	0	0

Cash flows from financing activities:

Net cash provided by financing activities	0	0

NET INCREASE (DECREASE) IN CASH	0	0
Cash at beginning of period	0	3,321

Cash at end of period	$0	$3,321

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	0	0
Taxes	0	0

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month period ended December 31,2008 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2008.

The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three  month period ending December 31, 2008. The operating results for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

GENIO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $(80,846) and $(70,786) for the three months ended December 31, 2008 and 2007, respectively. Additionally, the Company had minimal assets, a net working capital deficiency and a shareholders' deficiency at December 31, 2008 and negative cash flow from operations for the three months ended December 31, 2008 and 2007. The Company is in default under its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS

FASB 141(revised 2007) - Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

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

The Company is in default under this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of December 31, 2008, the note and the debentures have not been issued.

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

RESULTS OF OPERATIONS

Because we have not had any business operations since the quarter ended December 31, 2004, we did not have any revenues during the three month periods ended December 31, 2008 and 2007.

Total expenses for the three months ended December 31, 2008 and 2007 were $80,846 and $70,786, respectively, consisting of general and administrative expense and interest expense. Interest expense for the three months ended December 31, 2008 and 2007 was $70,846 and $70,786, respectively, related to the convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

All of our convertible debt is in default as of January 1, 2006.  As of December 31, 2008, we had $0 in cash and cash equivalents. Net cash used in operations for the three months ended December 31, 2008 was $0 consisting of a net loss of $(80,846) offset by an increase in accounts payable and accrued expenses of $80,846. There was no activity from investing activities or from financing activities for the period ended December 31, 2008.

At December 31, 2008 we had total assets of $0 and an accumulated deficit of $19,897,279 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2008 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report,  in the beginning of fiscal year 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this plan and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need  funds to satisfy the approximate $4.6 million of obligations on our balance sheet at December 31, 2008. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-KSB for the year ended September 30, 2008which could materially affect our business prospectd, financial condition or future results. There have been no other material changes during the quarter ended December 31, 2008 to the risk factors discussed in the periodic report noted above.

ITEM 6.  EXHIBITS

Exhibits:

Exhibit No.	Description

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

Genio Group, Inc.
(Registrant)

Date: February 24, 2009	/s/ Steven A. Horowitz

Chief Executive and Financial Officer (principal executive and accounting officer)