Form 10-Q
period 2009-03-31
GENIO GROUP INC
filed 2009-05-20
CIK 1100779

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark
 One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number: 000-28459

GENIO GROUP, INC.

 (Exact name of Registrant as specified in its charter)

Delaware	22-3360133
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of the registrant's shares of common stock outstanding was 55,681,787 as of May 12, 2009.

GENIO GROUP, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2009 (unaudited) And September 30, 2008 (audited)	3

	Consolidated Statements of Operations for the three and six months ended March 31, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and 2008 (unaudited)	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Management's Quantitative and Qualitative Disclosures About Market
	Risk

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	13

Item 6.	Exhibits	13

Signatures		14

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENIO GROUP, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(unaudited)	(audited)
CURRENT ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
CURRENT LIABILITIES
Cash Overdraft		$413
Accounts payable and accrued expense	$701,659	688,786
Interest payable on convertible debentures	1,174,393	1,034,360
8% Convertible debenture	2,400,000	2,400,000
Advances from shareholders	281,574	281,574
Line of credit payable	150,000	150,000
Total current liabilities	4,707,626	4,555,133

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock, no par value, 2,000,000 shares authorized, 0 shares issued
Common stock - par value $.0001, per share; authorized, 200,000,000 shares; 55,681,787 shares issued and outstanding	5,568	5,568
Additional paid in capital	15,255,732	15,255,732
Accumulated deficit	(19,968,926)	(19,816,433)
	(4,707,626)	(4,555,133)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS	$0	$0

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Net sales	$0	$0	$0	$0
Cost of sales	0	0	0	0

Gross profit	0	0	0	0

General and administrative expenses	2,400		12,400

Loss from operations	(2,400)	0	(12,400)	0

Other income and (expense)
Interest and penalties expense	(69,247)	(70,016)	(140,093)	(140,802)

Loss before provision for income taxes	(71,647)	(70,016)	(152,493)	(140,802)
Provision for income taxes	0	0	0	0

NET LOSS	$(71,647)	$(70,016)	$(152,493)	$(140,802)

Basic and diluted earnings (loss) per share	(0.001)	(0.001)	(0.003)	(0.003)

Weighted-average shares outstanding-basic and diluted	55,681,787	55,681,787	55,681,787	55,681,787

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six	Six
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(152,493)	$(140,802)
Changes in assets and liabilities
Accounts payable and accrued expense	152,493	140,745
Net cash used in operating activities	0	(57)

Cash flows from investing activities:

Net cash used in investing activities	0	0

Cash flows from financing activities:

Net cash provided by financing activities	0	0

NET INCREASE (DECREASE) IN CASH	0	(57)
Cash at beginning of period	0	3,321

Cash at end of period	$0	$3,264

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$0	$0
Taxes	0	0

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month periods ended March 31,2009 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2008.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three and six month periods ending March 31, 2009. The operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

GENIO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $(152,493) and $(140,802) for the six months ended March 31, 2009 and 2008, respectively. Additionally, the Company had minimal assets, a net working capital deficiency and a shareholders' deficiency at March 31, 2009 and no cash flow from operations for the six months ended March 31, 2009 and negative cash flow from operations for the six months ended March 31, 2008. The Company is in default under its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

SUBSEQUENT EVENT

         In April 2009, the Company commenced the start up enterprise Entmark Partners, LLC, a company engaged in SMS text message advertising and marketing.

The Company reached a tentative agreement to acquire the business and operations of Millenium Prime Inc. a company engaged in the lifestyle branding and marketing of spirits.

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

RESULTS OF OPERATIONS

         Because we have not had any business operations since the quarter ended December 31, 2004, we did not have any revenues during the three and six month periods ended March 31, 2009 and 2008.

         Total expenses for the three months ended March 31, 2009 and 2008 were $71,647 and $70,016, respectively, consisting of interest expense related to the convertible debentures.

         Total expenses for the six months ended March 31, 2009 and 2008 were $152,493 and $140,802, respectively, consisting of general and administrative expense and interest expense. Interest expense for the six months ended March 31, 2009 and 2008 was $140,093 and $140,802, respectively, related to the convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

         All of our convertible debt is in default as of January 1, 2006.  As of March 31, 2009, we had $0 in cash and cash equivalents. Net cash used in operations for the six months ended March 31, 2009 was $0 consisting of a net loss of $(152,493) offset by an increase in accounts payable and accrued expenses of $152,493. There was no activity from investing activities or from financing activities for the period ended March 31, 2009.

         At March 31, 2009 we had total assets of $0 and an accumulated deficit of $19,968,926 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2008 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report,  in the beginning of fiscal year 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this plan and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $4.7 million of obligations on our balance sheet at March 31, 2009. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of March 31, 2009.

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

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-KSB for the year ended September 30, 2008 which could materially affect our business prospectd, financial condition or future results. There have been no other material changes during the quarter ended March 31, 2009 to the risk factors discussed in the periodic report noted above.

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

Genio Group, Inc.
(Registrant)

Date: May 20, 2009	/s/ Steven A. Horowitz

Chief Executive and Financial Officer (principal executive and accounting officer)