Form 10-Q
period 2009-06-30
GENIO GROUP INC
filed 2009-09-18
CIK 1100779

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark  One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number: 000-28459

 GENIO GROUP, INC.

 (Exact name of Registrant as specified in its charter)

Delaware	22-3360133
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6538 Collins Ave, Suite 262, Miami Beach, FL 33141
 (Address of principal executive offices) (Zip Code)

786-347-9309
(Registrant's telephone number)

400 Garden City Plaza, Garden City, NY 11530
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

The number of the registrant's shares of common stock outstanding was 100,181,787 as of  August 14, 2009.

 GENIO GROUP, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2009 (unaudited) And September 30, 2008 (audited)	3

	Consolidated Statements of Operations for the three and nine months ended June 30, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and 2008 (unaudited)	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Management's Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	13

Item 6.	Exhibits	13

Signatures		14

FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or  achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Genio Group, Inc., a Delaware corporation, and its predecessors.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENIO GROUP, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(unaudited)	(audited)
CURRENT ASSETS

CURRENT ASSETS
Cash	$542,220	$0
Notes receivable and accrued interest receivable, net of allowance	0
TOTAL ASSETS (all current)	$542,220	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS
CURRENT LIABILITIES
Cash Overdraft	$-	$413
Accounts payable and accrued expense	728,450	688,786
Interest payable on convertible debentures	1,251,973	1,034,360
8% Convertible debenture - in default	2,066,250	2,400,000
8% Convertible debenture - newly issued	775,000	-
Advances and note payable, shareholders	359,680	281,574
Line of credit payable	150,000	150,000
Total current liabilities	5,331,353	4,555,133

COMMITMENTS and CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY IN ASSETS
Preferred stock, no par value, 2,000,000 shares authorized, no par value, 0 shares issued
Common stock - par value $.0001, per share; authorized, 200,000,000 shares; 100,181,787 and 55,681,787 shares issued and outstanding, respectively	10,018	5,568
Additional paid in capital	15,585,032	15,255,732
Accumulated deficit	(20,384,183)	(19,816,433)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS	(4,789,133)	(4,555,133)

	$542,220	$0

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008

Net sales	$0	$0	$0	$0
Cost of sales	0	0	0	0

Gross profit	0	0	0	0

General and administrative expenses	88,451	0	148,395	0

Loss from operations	(88,451)	0	(148,395)	0

Other income and (expense)
Interest income	2,666		2,666
Valuation allowance	(203,842)		(203,842)
Interest and penalties expense	(78,086)	(70,016)	(218,179)	(210,818)

Loss before provision for income taxes	(367,713)	(70,016)	(567,750)	(210,818)
Provision for income taxes	0	0	0	0

NET LOSS	$(367,713)	$(70,016)	$(567,750)	$(210,818)

Basic and diluted earnings (loss) per share	(0.005)	(0.001)	(0.009)	(0.004)

Weighted-average shares outstanding-basic and diluted	76,709,260	55,681,787	62,690,945	55,681,787

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net loss	$(567,750)	$(210,818)
Changes in assets and liabilities
Accounts payable and accrued expense	287,370	210,704
Net cash used in operating activities	(280,380)	(114)

Cash flows from investing activities
Increase in notes receivable	0	0

Net cash used in investing activities	0	0

Cash flows from financing activities
Advances from shareholders	47,600
Issuance of convertible debentures	775,000	0

Net cash provided by financing activities	822,600	0

NET INCREASE (DECREASE) IN CASH	542,220	(114)
Cash at beginning of period	0	3,321

Cash at end of period	$542,220	$3,207

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	0	0
Taxes	0	0
Noncash investing and financing transactions:
Debt converted to equity	$333,750	0

The accompanying notes are an integral part of this statement.

GENIO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Genio Group, Inc. ("Genio" or the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month periods ended June 30,2009 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended September 30, 2008.

         The financial statements set forth herein represent the operations of Genio Group, Inc. and its subsidiaries for the three and nine month periods ending June 30, 2009. The operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Prior to the year ended September 30, 2005, the business of the Company ceased all operations and terminated all of its employees. One of the directors was appointed as the acting CEO and CFO of the Company in order to orchestrate an orderly liquidation of the Company's assets and seek settlement agreements with the creditors and to find a merger candidate for the company and new lines of business to engage in.

We are a developmental corporation that is developing innovative lifestyle brands for the Generation-Y demographic. Our focus is on marketing products for the beverage, apparel and general merchandise categories where we can achieve a clear and authentic market position.  We target consumers who live a lifestyle filled with high style, artistic edge and a demand for the best and participate in current trends through premium products that embody the values and aspirations of the Millennial generation & beyond.  In addition to organic growth, we will grow via acquisition of new brands, or partnership with existing brands, to bolster our beverage, apparel and lifestyle merchandise business lines serving our Millennial trendsetter focused strategies.

One of our product companies, EntMark Partners, assist the entertainment industry in marketing specific projects and events. EntMark Partners mission is to empower small and large artists and companies with the ability to optimize the revenue they make from individual events through interaction via cellphone messaging. By utilizing their Cell Phone Text Based Contest Program, we can enable artists and event organizers to reach their fan base daily on a broader and yet more focused basis.

GENIO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of ($567,750) and $(210,818) for the nine months ended June 30, 2009 and 2008, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at June 30, 2009 and no cash flow from operations for the nine months ended June 30, 2009 and negative cash flow from operations for the nine months ended June 30, 2008. The Company is in default under its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

FASB 165 – Subsequent Events

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management has adopted this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

In July 2009, the FASB, in an effort to codify all authoritative accounting guidance related to a particular topic in a single place, issued Statement of Financial Account Standards No. 168, "The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS No. 168").  It replaces the U.S. generally accepted accounting principles ("U.S. GAAP") hierarchy created by Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," by establishing only two levels of generally accepted accounting principles: authoritative and non authoritative. All authoritative guidance will carry the same level of authority. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material effect on our results of operations.

All other new accounting pronouncements issued but not yet effective, have been deemed not to be relevant to the Company and are not expected to have any impact once adopted.

GENIO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – NOTES RECEIVABLE

The Company made a number of short term loans to Bong Spirit Imports, LLC. Approximately $165,000 of the loans have an interest rate of 10% per annum and mature on October 15, 2009. The remaining $36,176 of the loans have an interest rate of 10% per annum and matured on July 15, 2009. The loans for $36,176 have been extended to September 30, 2009.  These loans are secured by a security agreement in the equipment, fixtures, inventory and accounts receivable of Bong Spirit Imports, LLC. Due to uncertainty concerning the priority of the security interest, the Company has fully reserved these notes as of June 30, 2009.

NOTE 4 - CONVERTIBLE DEBENTURES AND OTHER - SUBSTANTIALLY ALL SUCH DEBT IS IN DEFAULT AS OF JANUARY 1, 2006.

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

         The Company is in default under this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of June 30, 2009, the note and the debentures have not been issued.

NOTE 5 - CONVERTIBLE DEBENTURES – NEWLY ISSUED

During the period ended June 30, 2009, the Company issued $775,000.00 of Series A 8% convertible debentures.  The Series A debentures are due and payable on the earlier of (a) six months from the date of issuance  or (b) when such amounts are declared due and payable by the holder or automatically due and payable upon or after an event of default (as defined in the debenture). Each debenture is convertible into a number of shares of Company common stock equal to the amount of debenture divided by the conversion price of $0.75, subject to adjustment in the event of a stock split or subdivision.

NOTE 6 – EQUITY TRANSACTIONS

During May 2009, Convertible debenture holders converted $333,750 of principal for 44,500,000 shares of common stock.

NOTE 7  - OTHER EVENTS

        The Company entered into a one year consulting service agreement with an entity owned by its Chief Executive Officer for consulting services. This agreement provides for monthly compensation of $10,000. , is secured by a demand promissory note issued by the Company, with interest at 10% per annum. Further, the Company agreed to grant and deliver 5 million shares of Company common stock as a non refundable retainer fee.

       The Company entered into a consulting services agreement with an individual for a twelve month period commencing April 1, 2009. This agreement provides for monthly payments to the consultant of $7,500. and reimbursement of expenses.

         In January l 2009, the Company  acquired the start up enterprise Entmark Partners, LLC, a company engaged in SMS text message advertising and marketing.  Consideration for the acquisition was the assumption of certain liabilities of Entmark Partners, LLC.

The Company reached a tentative agreement to acquire the business and operations of Millennium Prime Inc. a company engaged in the lifestyle branding and marketing of spirits.

NOTE 8 – SUBSEQUENT EVENTS

On July 26, 2009, a definitive proxy was filed, disclosing stockholders holding a majority of our outstanding voting common stock, par value $0.0001 per share (“Common Stock”) have executed written consents in lieu of a meeting to approve amendments to our Certificate of Incorporation to:

(i)	Change our corporate name from “Genio Group, Inc.” to “Millennium Prime, Inc.” (the “Name Change”);

(ii)
increase our authorized common stock from Two Hundred Million (200,000,000) shares of common stock, par value $0.0001, to Two Hundred Fifty Million (250,000,000) shares of Common Stock, par value $0.0001 per share;

(iii)
authorize Ten Million (10,000,000) shares of preferred stock, par value $1.00 per share, the voting powers, designations, preferences and other special rights, and qualifications, limitations and restrictions of which may be established from time to time by the Board of Directors of the Company without approval of the holders of our Common Stock and which may be issued in one or more series, and provide for the creation of One Million (1,000,000) shares of Series A Preferred stock with the rights and preferences including the right of each issued and outstanding Series A Preferred share shall be entitled to the number of votes equal to the result of: (i) the number of shares of our common stock issued and outstanding at the time of such vote multiplied by 2.33334; divided by (ii) the total number of Series A Preferred shares issued and outstanding at the time of such vote, at each meeting of our shareholders of the Company with respect to any and all matters presented to our shareholders; and

(iv)
effect a reverse stock split in the amount of Two Thousand (2,000) shares of common stock, par value $0.0001 per share, for One (1) share of post reverse stock split common stock, par value $0.0001 per share.

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

OVERVIEW

        During the month of January 2005 our Board of Directors determined to wind down the company's operations as conducted. At that time, we released all of our employees other than our Chief Executive Officer. We are currently in the process of finalizing our merger with Millennium Prime, Inc .

      The current focus of the Company is as a developmental corporation that is developing innovative lifestyle brands for the Generation-Y demographic. Our focus is on marketing products for the beverage, apparel and general merchandise categories where we can achieve a clear and authentic market position.  We target consumers who live a lifestyle filled with high style, artistic edge and a demand for the best and participate in current trends through premium products that embody the values and aspirations of the Millennial generation & beyond.  In addition to organic growth, we will grow via acquisition of new brands, or partnership with existing brands, to bolster our beverage, apparel and lifestyle merchandise business lines serving our Millennial trendsetter focused strategies.

We intend to create a cultural connection with our customers and offer lifestyle participation to our consumers and our brands via the physical as well as the virtual world (internet, web, facebook, twitter, mobile, etc).

RESULTS OF OPERATIONS

         Because we have not had any material business operations, other then the financing of Bong Spirit Imports, LLC. , since the quarter ended December 31, 2004, we did not have any revenues during the three and nine month periods ended June 30, 2009 and 2008.

         Total expenses for the three months ended June 30, 2009 and 2008 were $367,713 and $70,016, respectively consisting of general and administrative expense and interest expense. Interest expense for the three months ended June 30, 2009 and 2008 was $78,086 and $70,016, respectively, related to the convertible debentures. Due to uncertainty concerning the priority of the security interest in the Bong Spirit Imports LLC, the Company has fully reserved these notes as of June 30, 2009.

         Total expenses for the nine months ended June 30, 2009 and 2008 were $567,750 and $210,818, respectively, consisting of general and administrative expense and interest expense. Interest expense for the nine months ended June 30, 2009 and 2008 was $218,179 and $210,818, respectively, related to the convertible debentures. Due to uncertainty concerning the priority of the security interest in the Bong Spirit Imports LLC, the Company has fully reserved these notes as of June 30, 2009

LIQUIDITY AND CAPITAL RESOURCES

        Convertible debt in the amount of $2,066,250 is in default as of January 1, 2006.  As of June 30, 2009, we had $542,220 in cash and cash equivalents. Net cash used in operations for the nine months ended June 30, 2009 was $280,380 consisting of a net loss of $(567,750) offset by an increase in accounts payable and accrued expenses of $287,370.  The Company issued $775,000. in Series A 8% convertible debentures during the period ended June 30, 2009. The Company invested $201,176 in notes receivable during the period ended June 30, 2009.

         At June 30, 2009 we had total assets of $542,220 and an accumulated deficit of $20,384,183 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2008 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report,  in the beginning of fiscal year 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this plan and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $5.3 million of obligations on our balance sheet at June 30, 2009. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of June 30, 2009.

ITEM 4 ..  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our sole Chief Executive Officer and Chief Financial Officer who serves as our principal financial and accounting officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

•          to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

•          to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our Treasurer, to allow timely decisions regarding required disclosure.

During the analysis of our internal controls at June 30, 2009 in connection with our implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we identified a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Our analysis identified control deficiencies related to the start up of a new business venture or one time or first time transactions. While we have taken certain remedial steps the recent three months ended June 30, 2009 to correct these control deficiencies, we have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Changes in Internal Control over Financial Reporting. There no other changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-KSB for the year ended September 30, 2008 which could materially affect our business prospectd, financial condition or future results. There have been no other material changes during the quarter ended June 30, 2009 to the risk factors discussed in the periodic report noted above.

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

Genio Group, Inc.
(Registrant)

Date: September 18, 2009	/s/ Steven A. Horowitz

Chief Executive and Financial Officer (principal executive and accounting officer)