Form 10-K
period 2009-09-30
Millennium Prime, Inc.
filed 2010-02-11
CIK 1100779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-02768

Millennium Prime, Inc.
(Name of small business issuer in its charter)

Delaware	22-3360133
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6538 Collins Ave, Suite 262
Miami Beach, FL	33141
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 786-347-9309

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	not applicable
(Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or (15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year. $ 0 for the fiscal year ended September 30, 2009.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on February 8, 2010 is approximately $ 1,061,796.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.   28,051,284  shares of common stock are issued and outstanding at  February 8, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Form (check one):  Yes ☐   No ☒

MILLENNIUM PRIME, INC.
FORM 10-K

When used in this annual report, the terms the "Company," "Millennium" " we," "our," and "us" refers to Millennium Prime, Inc., a Delaware corporation, and our subsidiaries.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OUR HISTORY

Millennium Prime, Inc. is a corporation that is developing innovative lifestyle brands for the Generation-Y demographic. Our focus is on marketing products for the beverage, apparel, merchandise and entertainment categories where we can achieve a clear and authentic market position. We target consumers who live a lifestyle filled with high style, artistic edge and a demand for the best products. These consumers participate in current trends via premium lifestyle products that embody the values and aspirations of the Millennial generation. In addition to organic growth, we will grow via acquisition of new brands, as well as strategic partnership with existing brands, to bolster our lifestyle business lines serving our Millennial trendsetter focused strategies.

One of our product companies, EntMark Partners, assists the entertainment industry in marketing specific projects and events. EntMark Partners mission is to empower small and large artists and companies with the ability to optimize the revenue they make from individual events through interaction via cellphone messaging. By utilizing their Cell Phone Text Based Contest Program, we can enable artists and event organizers to reach their fan base daily on a broader and yet more focused basis.

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

Prior to September 30, 2006, primarily due to the lack of financing, Genio Group, Inc. (formerly National Management Consulting, Inc. and referred to herein as "Genio" or the “Company”) has closed all operations and terminated all of its employees. One of the directors was appointed as the acting CEO and CFO of Genio in order to orchestrate an orderly liquidation of Genio’s assets and seek settlement agreements with the creditors.

   On June 21, 2009, Genio Group, Inc. entered into an agreement and plan of reorganization with Millennium Prime, Inc., a Nevada corporation (“Millennium Prime Nevada”) and the shareholders of Millennium Prime Nevada. Pursuant to the Agreement, the Company acquired certain assets of Millennium Prime Nevada, in exchange for the issuance of 9,000,000 shares of the Company’s Common and 1,000,000 shares of the Company’s Series A Preferred Stock. Further our Board of Directors unanimously adopted a resolution approving an amendment to Certificate of Incorporation to change our name from “Genio Group, Inc.” to “Millennium Prime, Inc.” (which subsequently caused a change of our symbol and CUSIP), also to approve an increase our of authorized common stock from Two Hundred Million (200,000,000) par value $0.0001, to Two Hundred Fifty Million (250,000,000), par value $0.0001 per share, also to approve a 2000 for 1 reverse stock split, and also to authorize Ten Million (10,000,000) shares of blank check preferred stock.

                 On October 29, 2009, the Company filed an amendment to its Certificate of Incorporation to (i) change its name to Millennium Prime, Inc.; (ii) effect a reverse split of all of the outstanding shares of its Common Stock at a ratio of  one-for-two thousand (1 for 2000); increase our authorized Common Stock from Two Hundred Million (200,000,000) shares, par value $.0001 to Two Hundred Fifty Million (250,000,000) shares, par value $.0001; and (iv) authorize Ten Million (10,000,000) shares of Preferred Stock, par value $1.00 per share, with such designation rights and preferences as may be determined from time to time by our Board of Directors.  Concurrently, with the foregoing, the Board of Directors approved the creation of One Million (1,000,000) shares of Series A Preferred Stock with the rights and preferences defined in the amendment to our Certificate of Incorporation including the right of each issued and outstanding share of Series A Preferred Stock to have the number of votes equal to the result of: (a) the number of shares of our Common Stock issued and outstanding at the time of such vote multiplied by 2.33334; and divided by (b) the total number of Series A Preferred shares issued and outstanding at the time of the vote.

                As a result of the 1 for 2000 reverse stock split the number of issued and outstanding shares of our Common Stock was decreased from 99,981,787 to 51,284, after issuing one (1) share of our Common Stock to stockholders who would be entitled to a fractional share as a result of the reverse stock split.

                 On December 31, 2009, the Company executed a Restated and Amended Asset Purchase Agreement (“Amended Agreement”), that amended the original Asset Purchase Agreement dated June 21, 2009 by and among the Company, Millennium Prime Nevada and the shareholders of Millennium Prime Nevada. The Amended Agreement provided for an increase in the number of common shares issuable to the Millennium Prime shareholders.  As a result of the Amended Agreement the Company acquires certain assets from Millennium Prime in exchange for: (i) an aggregate of One Million (1,000,000) restricted shares of the Company’s Series A Preferred Stock, $1.00 par value per share (the “Series A Preferred Stock”); and (ii) an aggregate of Twenty-Seven Million (27,000,000) restricted shares of the Company’s common stock $0.0001 par value per share.

          The Company completed the acquisition on December 31, 2009, at which time each of the current officers and directors of the Company resigned and John F. Marchese the President of Millennium Prime Nevada was elected to the Company’s board of directors and was appointed the Company’s President and Chief Executive Officer.

                  On December 31, 2009, the Company and an investor holding  $1,760,000 principal amount of the Company’s issued and outstanding convertible debentures agreed to convert their entire indebtedness into an aggregate of 500,000 shares of our Common Stock.

                  On December 31, 2009, the Company issued an aggregate of 500,000 shares of its Common Stock to Steven A. Horowitz, the Company’s former sole officer and director, and his designees and assigns.  The shares were issued in consideration of Mr. Horowitz’ efforts in settling some of the Company’s indebtedness and for his General Release, releasing the Company from any and all past, present and future obligations.

                  Accordingly, as of the date hereof, the Company has 28,051,284 shares of Common Stock issued and outstanding and 1,000,000 shares of its Series A Preferred Stock issued and outstanding.

Historically, the Company had been a developer and marketer of entertainment and leisure products. Currently, our purpose is to execute the business plan of Millennium Prime to  develop innovative lifestyle brands for the Generation-Y demographic in the beverage, apparel, merchandise and entertainment categories. In addition to organic growth, we will seek the acquisition of new brands, as well as strategic partnership with existing brands, to bolster our lifestyle business lines serving our Millennial trendsetter focused strategies.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. John F. Marchese, our chief executive officer and sole director, and our Board of Directors, and corporate advisors, all of whom may not be considered  professional business analysts. Mr. Marchese will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the Securities and Exchange Commission which is presently four business days from the closing date of the transaction. This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our stockholders.

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

We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

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

WE ARE CURRENTLY A DEVELOPMENTAL BUSINESS, AND INTEND TO PURSUE A COURSE OF ACQUISITION, MERGER AND ORGANIC GROWTH, WHICH ACCORDINGLY MAY RESULT IN THE VALUE OF YOUR SHARES TO DECREASE

We are now a development business. We continue to incur operating expenses while we consider growth opportunities through merger & acquisition, and operating plans to execute our business plan. These plans may include business combinations with or investments in other operating companies, or entering into a completely new lines of business. We have not yet identified all such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN; OUR AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE BUSINESS AS A GOING CONCERN.

We have limited resources, no revenues from operations since January 2005 and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended September 30, 2009, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this annual report do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

WE DEPEND SUBSTANTIALLY UPON A SINGLE EXECUTIVE OFFICER AND DIRECTOR, WHOSE EXPERIENCE IS LIMITED, TO MAKES ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our chief executive officer and sole director, John F. Marchese. Notwithstanding the importance of Mr. Marchese, as of this time, we have not entered into any employment agreement or other understanding with Mr. Marchese concerning compensation or obtained any "key man" life insurance on his life. The loss of the services of Mr. Marchese will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Marchese and we cannot anticipate that we will have the financial means to hire additional personnel.

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

MANAGEMENT MAY CHANGE UPON THE CONSUMMATION OF A MERGER.

We do not anticipate any change of control as we pursue acquisitions for our lifestyle growth strategies, but should we close a merger or business combination, it is possible our current management will not retain any control or managerial responsibilities.

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

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF SHAREHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our common stock is not quoted on a national exchange but is traded on OTC. Thus they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our shareholders to sell our common stock in the secondary market.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our common stock is quoted on the OTC which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National Market or SmallCap Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or a securities exchange.

Often there is currently a limited volume of trading in our common stock, and on many days there has been no trading activity at all. The purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

 Certain stockholders control a large percentage of our common stock and Series A Preferred Shares and therefore the current stockholders will continue to control the Company, and their interests may be different from yours, as a result, you may have no effective voice in our management.

The Company’s President and CEO and certain other shareholders of the Company will retain control of all the outstanding Common Stock as a result of their ownership of the Series A Preferred Stock, which has super voting rights..  Accordingly, management will have control of the Company for the foreseeable future and their interests may be different from yours, as a result, the shareholders may have no effective voice in our managing the affairs of the Company..

THE COMPANY HAS NOT PAID DIVIDENDS, NOR DOES IT INTEND TO.

The Company has paid no dividends on its Common Stock to date, and there are no plans to pay any in the foreseeable future. Initial earnings which the Company may realize, if any, will be retained to finance growth of the Company.  Any future dividends, of which there can be no assurance, will be directly dependent upon the earnings of the Company, its financial requirements and other factors.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal mail is received at 6538 Collins Ave, Suite 262, Miami Beach, FL 33141. We are currently seeking consolidated office space for our executive & business operations at this time.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending or threatened legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 26, 2009, a definitive proxy was filed with the SEC, disclosing stockholders holding a majority of the Company’s outstanding Common Stock executed written consents in lieu of a meeting to approve the following amendments to our Certificate of Incorporation:

(i) Change the corporate name from Genio Group, Inc. to Millennium Prime, Inc.;

(ii) Increase our authorized Common Stock from Two Hundred Million (200,000,000) shares to Two Hundred and Fifty Million (250,000,000) shares;

(iii) Authorize Ten Million (10,000,000) shares of  blank check preferred stock, par value $1.00 per share and to provide for the creation of One Million (1,000,000) shares of Series A Preferred Stock with the rights and preferences more fully described in the Amendment to our Certificate of Incorporation, including the right of each issued and outstanding share of Series A Preferred Stock to have the number of votes equal to the result of: (i) the number of our issued and outstanding shares of Common Stock at the time of such vote multiplied by 2.33334 and (ii) divided by the number of issued and outstanding shares of Series A Preferred Stock at the time of such vote; and

(iv) Effect a 2000 to 1 reverse split of our Common Stock.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC under the symbol "MLMN.PK" The reported high and low bid prices for the common stock as reported on OTC are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2008

First quarter ended December 31, 2007	$0.0016	$0.001
Second quarter ended March 31, 2008	$0.003	$0.0006
Third quarter ended June 30, 2008	$0.009	$0.0005
Fourth quarter ended September 30, 2008	$0.002	$0.0005

Fiscal 2009

First quarter ended December 31, 2008	$.0003	$.0003
Second quarter ended March 31, 2009	$.0006	$.0006
Third quarter ended June 30, 2009	$.0045	$.0088
Fourth quarter ended September 30, 2009	$.0021	$.0021

On October 29, 2009, the Company filed an amendment to its Certificate of Incorporation to (i) change its name to Millennium Prime, Inc.; (ii) effect a reverse split of all of the outstanding shares of its Common Stock at a ratio of  one-for-two thousand (1 for 2000); increase our authorized Common Stock from Two Hundred Million (200,000,000) shares, par value $.0001 to Two Hundred Fifty Million (250,000,000) shares, par value $.0001; and (iv) authorize Ten Million (10,000,000) shares of Preferred Stock, par value $1.00 per share, with such designation rights and preferences as may be determined from time to time by our Board of Directors.  Concurrently, with the foregoing, the Board of Directors approved the creation of One Million (1,000,000) shares of Series A Preferred Stock with the rights and preferences defined in the amendment to our Certificate of Incorporation including the right of each issued and outstanding share of Series A Preferred Stock to have the number of votes equal to the result of: (a) the number of shares of our Common Stock issued and outstanding at the time of such vote multiplied by 2.33334; and divided by (b) the total number of Series A Preferred shares issued and outstanding at the time of the vote.

                As a result of the 1 for 2000 reverse stock split the number of issued and outstanding shares of our Common Stock was decreased from 99,981,787 to 51,284, after issuing one (1) share of our Common Stock to stockholders who would be entitled to a fractional share as a result of the reverse stock split.

               On December 31, 2009, the last sale price of our common stock as reported on the OTC was $1.01
               As of December 31, 2009, there were approximately 890  record owners of our common stock.

               On May 18, 2009, the Company issued 32,000,000 (16,000 post 2000-1 reverse split) shares of its Common Stock to Crestview Capital Master, LLC upon the conversion of $240,000 principal amount of Crestview’s convertible debenture.

               On May 18, 2009, the Company issued 12,500,000 (6250 post 2000 – 1 reverse split) shares of its Common Stock to Steven A. Horowitz, our former sole officer and director, in consideration of Mr. Horowitz’ negotiations with Crestview to convert the portion of the convertible debenture discussed above and for other services performed on behalf of the Company.

               On December 31, 2009, the Company executed a Restated and Amended Asset Purchase Agreement (“Amended Agreement”), that amended the original Asset Purchase Agreement dated June 21, 2009 by and among the Company, Millennium Prime Nevada and the shareholders of Millennium Prime Nevada. The Amended Agreement provided for an increase in the number of common shares issuable to the Millennium Prime shareholders.  As a result of the Amended Agreement the Company acquires certain assets from Millennium Prime in exchange for: (i) an aggregate of One Million (1,000,000) restricted shares of the Company’s Series A Preferred Stock, $1.00 par value per share (the “Series A Preferred Stock”); and (ii) an aggregate of Twenty-Seven Million (27,000,000) restricted shares of the Company’s common stock $0.0001 par value per share.

                 On December 31, 2009, the Company and an investor holding  $1,760,000 principal amount of the Company’s issued and outstanding convertible debentures agreed to convert their entire indebtedness into an aggregate of 500,000 shares of our Common Stock.  These shares are the subject of a lockup leak out agreement which restricts Crestview’s ability to sell these shares.

                  On December 31, 2009, the Company issued an aggregate of 500,000 shares of its Common Stock to Steven A. Horowitz, the Company’s former sole officer and director, and his designees and assigns.  The shares were issued in consideration of Mr. Horowitz’ efforts in settling some of the Company’s indebtedness and for his General Release, releasing the Company from any and all past, present and future obligations.

                    Accordingly, as of the date hereof, the Company has 28,051,284 shares of Common Stock issued and outstanding and 1,000,000 shares of its Series A Preferred Stock issued and outstanding.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plan in effect at this time, but may offer one in the future.

The were no securities authorized for issuance under our stock option and equity compensation plans as of September 30, 2009.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Millennium Prime, Inc. is a developmental stage corporation that is developing innovative lifestyle brands for the Generation-Y demographic, to market products for the beverage, apparel, merchandise and entertainment segments. In addition to organic growth, we intend to grow via acquisition of new brands, as well as strategic partnership with existing brands, to bolster our lifestyle business lines serving our Millennial trendsetter focused strategies. We continue to incur operating expenses, and will require future financing,  while we consider these M&A growth opportunities and operating plans to execute our business plan These plans may include business combinations with or investments in other operating companies, or entering into a completely new lines of business. The Company's auditors as part of their review continue to raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2009 AND THE YEAR ENDED SEPTEMBER 30, 2008.

We did not have any net sales, cost of sales, gross profit or selling expenses for the fiscal years ended September 30, 2009 and September 30, 2008.

General and administrative increased to $ 299,655  for the year ended September 30, 2009 compared to $25,000 for the year ended September 30, 2008. General and administrative expenses primarily consist of professional fees and consulting for the years ended September 30, 2009 and 2008.

The Company reported a net loss of $846,638, or $(0.012) per share for the year ended September 30, 2009 and a net loss $306,604, or ($0.006) per share for the year ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

All of the Company's convertible debt issued prior to September 30, 2008 is in default as of September 30, 2009 . Such debt in default aggregates to approximately $2,066,250.

As of September 30, 2009, we had $416,622 in cash and cash equivalents. Net cash used in operations for the fiscal year ended September 30, 2009 was $466,139 consisting of a net loss of $846,638 offset by an increase in accounts payable and accrued expenses of $380,499. Total cash provided by financing activities of $882,761 was the result of shareholder advances and an offering of new 8% convertible debentures of $775,000.

At September 30, 2009 we had an accumulated deficit of $20,663,071 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2009 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $5.5 million of obligations on our balance sheet at September 30, 2009. On December 31, 2009, the holder of  a convertible debenture in the principal amount of $1,760,000 elected to convert such debenture into 500,000 shares of the Company’s common stock thereby reducing  the amount of obligations on our balance sheet to approximately $3,750,000. We have no commitments from any party to provide such funds to us. If are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting  obligations under federal securities laws and our ability to consummate a business combination with upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

IIG LOAN

On May 4, 2004 the Company entered into a Loan and Security Agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. Pursuant to the loan agreement, IIG granted the Company a credit line of up to $3,000,000 based on a percentage of certain receivables. This agreement provides for interest, collateral management and account management fees. In the event that such fees were less than $20,000 for the month, then the minimum monthly fee of $20,000 was due. The Company defaulted on the terms of this credit line. The interest rate on such line of credit is the greater of prime rate plus 4.25 per annum or 8.75%. The default in interest rate shall be prime rate plus 10% per annum. The Company is in dispute with the lender as to the terms of the loan agreement and amounts due. The Company has settled the debt with the lender for approximately $200,000, which $50,000 has been paid to date.

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

On May 18, 2009 Crestview converted $240,000 principal amount of its convertible debenture into 32,000,000 (16 post 2000 – 1 reverse split) shares of the Company’s common stock. On December 31, 2009 Crestview converted the balance of its convertible debenture in the approximate amount of $1,760,000 into 500,000 shares of the Company’s common stock and released the Company from any further obligations.

As of September 30, 2009 there remained approximately $464,111 due to Turquoise Partners and approximately $59,000 due Ocean Drive Equities. On December 31, 2009, this debt along with an approximate of $246,000 additional debt due Steven A. Horowitz was assigned to Quest Capital  Markets, Inc. a non-affiliate of the Company

CRITICAL ACCOUNTING POLICIES

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

Beneficial conversion features of debt issuances and equity issuances

The Company has issued convertible debt with conversion terms into common stock. The conversion terms are subject to valuations pursuant to accounting guidance, whereby the intrinsic value of such conversion terms into common stock is to be recorded as a form of interest expense over the term of the debt, while considering the conversion terms themselves or presented as a deemed dividend on the statement of operations for preferred equity conversion features. The calculated intrinsic value of the conversion terms are limited to the total proceeds obtained in the financing.

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
New Accounting Pronouncements

New Accounting Prononucements

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance for Revenue Recognition – Multiple Deliverable Revenue Arrangements ( Subtopic 605-25 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

All other new accounting pronouncements issued but not yet effective, have been deemed not to be relevant to the Company and are not expected to have any impact once adopted

ITEM 7.  FINANCIAL STATEMENTS

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

Our management, whom is comprised our sole chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2009, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.”

(c)   Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

Name	Age	Positions
John F. Marchese	41	CEO, President, Treasurer, Secretary and Chairman
		of the Board

John F. Marchese, joined  the Company as its CEO/President and Director  in connection with the acquisition of the assets of Millennium Prime – Nevada.  Mr. Marchese is a  co-founder of Millennium – Nevada.  Mr. Marchese is expected  to lead the execution of our new strategy to develop, acquire and market innovative lifestyle brands in the beverage, apparel, merchandise & entertainment business categories. John brings over 18 years of experience and leadership executing sales, business development, marketing and strategic initiatives for public and private companies on a domestic and international basis.

Prior to Millennium Prime, Inc. (Nevada), Mr. Marchese co-founded and was a principal of Total Impact Partners, LLC., a sales, business and corporate development company founded in 2004.  Total Impact Partners, LLC provided services such as sales channel development, marketing messaging & programs, strategic partner development, sales leadership & execution, and new market/product launch direction to high growth companies across the globe. Prior to that, John held various executive roles such as EVP Sales & Business Development for TiGi Corporation (Vienna, VA), EVP WW Sales & Marketing for Appswing Ltd. (Israel), SVP Telecom Service Development for Vectant, Inc. (subsidiary of Marubeni Corporation of Japan) and Director of WW internet Business Development for Citrix Systems, Inc. (Nasdaq: CTXS).

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

COMMITTEES OF THE BOARD OF DIRECTORS

There currently are no committees of the Board of Directors

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2009 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2009, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2009.

ITEM 10. EXECUTIVE COMPENSATION

At the end of our last fiscal year, the fiscal year ended September 30, 2009, Mr. Steven A. Horowitz was our sole director and executive officer in the positions of chief executive officer and chief financial officer. Mr. Horowitz does not receive any cash compensation for the services he rendered on our behalf.

The following sets forth the compensation of the Company’s executive officers for the three fiscal years ended September 30, 2009.

Name and	Fiscal Year
Principal	Ended				All Other
Position	September 30	Salary	Bonus	Options	Compensation

Steven A. Horowitz	2009	$0	$0	$0	$—
President and Chief	2008	$0	$0	$0	$—
Executive Officer	2007	$0	$0	$0	$—

The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services.  The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the Common Stock currently held by them in connection with any future participation by the Company in a business.

There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

Compensation of Directors

Our Director’s are not paid any compensation.

STOCK OPTION INFORMATION

There were no stock options issued to any of the Named Executives in fiscal 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 31, 2009, there were 28,051,284 shares of our common stock issued and outstanding. The following table sets forth, as of December 31, 2009, information known to us relating to the beneficial ownership of these shares by:

o  each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
o  each director;
o  each Named Executive; and
o  all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of  Millennium Prime, Inc. – 6538 Collins Ave, Suite 262, Miami Beach, FL  33141.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from December 31, 2009 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 31, 2009, have been exercised or converted. Unless otherwise noted,the address of each of these principal stockholders is our principal executive offices.

Name and Address	Common Stock		Percent of Class

John F. Marchese	47,666,760	(1)	62.95%
6538 Collins Ave., Suite 262
Miami Beach, Florida 33141

JPA Capital, LLC	44,666,760	(2)	59.00%
40 Wall Street 28th Floor
New York, NY 10005

Steven A. Horowitz
400 Garden City Plaza
Garden City, New York 11530	210,000		0.07%

All Executive Officers and
Directors as a group (1 persons)	47,666,760	(1)	62.95%

(1)
Includes the voting beneficial ownership of 32,666,760 shares of Common Stock of the Company created by the voting power of his 500,000 shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock entitles the holder to the equivalent of 65.34 voting shares of Common Stock.

(2)
Includes the voting beneficial ownership of 32,666,760 shares of Common Stock of the Company created by the voting power of his 500,000 shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock entitles the holder to the equivalent of 65.34 voting shares of Common Stock. John Antonucci is the sole officer and director of JPA Capital, LLC

The stock transfer agent of the Company is Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117.  It’s telephone number is (801) 272-9294 and it’s facsimile number is (801) 277-3147.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of September 30, 2009 there remained approximately $464,111 due to Turquoise Partners and approximately $59,000 due Ocean Drive Equities. On December 31, 2009, this debt along with an approximate of $246,000 additional debt due Steven A. Horowitz was assigned to Quest Capital  Markets, Inc. a non-affiliate of the Company

On, May 18, 2009, the Company issued 12,500,000 (6,250 post 2000-1 reverse split) shares of its Common Stock to Steven A. Horowitz, our former sole officer and director, in consideration of Mr. Horowitz’  successful negotiations with Crestview Capital to convert $240,000 of its convertible debenture and for other services performed on behalf of the Company.

On December 31, 2009, the Company issued an aggregate of 500,000 shares of its Common Stock to Steven A. Horowitz, the Company’s former sole officer and director, and his designees and assigns.  The shares were issued in consideration of Mr. Horowitz’ efforts in settling some of the Company’s indebtedness and for his General Release, releasing the Company from all past, present and future obligations.

On December 31, 2009, the Company executed a Restated and Amended Asset Purchase Agreement (“Amended Agreement”), that amended the original Asset Purchase Agreement dated June 21, 2009 by and among the Company, Millennium Prime Nevada and the shareholders of Millennium Prime Nevada. The Amended Agreement provided for an increase in the number of common shares issuable to the Millennium Prime shareholders.  As a result of the Amended Agreement the Company acquires certain assets from Millennium Prime in exchange for: (i) an aggregate of One Million (1,000,000) restricted shares of the Company’s Series A Preferred Stock, $1.00 par value per share (the “Series A Preferred Stock”); and (ii) an aggregate of Twenty-Seven Million (27,000,000) restricted shares of the Company’s common stock $0.0001 par value per share.

The Company completed the acquisition on December 31, 2009, at which time each of the current officers and directors of the Company resigned and John F. Marchese the President of Millennium Prime Nevada was elected to the Company’s board of directors and was appointed the Company’s President and  On December 31, 2009, the Company executed a Restated and Amended Asset Purchase Agreement (“Amended Agreement”), that amended the original Asset Purchase Agreement dated June 21, 2009 by and among the Company, Millennium Prime Nevada and the shareholders of Millennium Prime Nevada. The Amended Agreement provided for an increase in the number of common shares issuable to the Millennium Prime shareholders.  As a result of the Amended Agreement the Company acquires certain assets from Millennium Prime in exchange for: (i) an aggregate of One Million (1,000,000) restricted shares of the Company’s Series A Preferred Stock, $1.00 par value per share (the “Series A Preferred Stock”), of which 500,000 were issued to John Marchese; and (ii) an aggregate of Twenty-Seven Million (27,000,000) restricted shares of the Company’s common stock $0.0001 par value per share, of which 15,000,000 were issued to John Marchese.

The Company completed the acquisition on December 31, 2009, at which time each of the current officers and directors of the Company resigned and John F. Marchese the President of Millennium Prime Nevada was elected to the Company’s board of directors and was appointed the Company’s President and Chief Executive Officer.

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
10.1    Form of Registration Rights Agreement dated November 2003 (6)
10.2    Form of Registration Rights Agreement dated July 2003 (6)
10.3    Loan and Security Agreement dated May 4, 2004 with IIG Capital, LLC (1)
10.4    Second Amendment, Extension and Addition to Securities Purchase Agreement dated July 15, 2004 (8)
10.5    Asset Purchase Agreement dated June 21, 2009 (10)
10.6    Restated and Amended Asset Purchase Agreement dated December 31, 2009 (11)
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
(9)      Incorporated by reference to the Form 10-KSB as filed on January 13, 2004
(10)    Incorporated by reference to the Report on Form 8-K/A as filed on July 8, 2009
(11)    Incorporated by reference to the Report on Form 8-K as filed on January 6, 2010

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sherb & Co., LLP served as our independent registered public accounting firm for the 2008 and 2007 fiscal years. The following table shows the fees that were billed for the audit and other services provided by Sherb for the 2009 and 2008 fiscal years.

	Fiscal 2009	Fiscal 2008
Audit Fees	$11,500	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$11,500	$12,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

MILLENNIUM PRIME, INC.

February 9, 2010	By:	/s/ John F. Marchese
John F. Marchese, CEO, CFO,
principal executive officer and
principal financial and
accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Marchese	CEO, CFO and director	February 9, 2010
John F. Marchese

MILLENNIUM PRIME, INC. (F/K/A GENIO GROUP, INC.) AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Director
Millennium Prime, Inc.
(formerly known as Genio Group, Inc.)
Miami Beach, FL

We have audited the accompanying consolidated balance sheets of Millennium Prime, Inc. (formerly known as Genio Group, Inc.) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficiency in assets and cash flows for each of the years then ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennium Prime, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 1 to the financial statements, the Company has suffered recurring losses from operations, including a net loss of approximately $.8 and $.3 million for the years ended September 30, 2009 and 2008 respectively, and has a substantial working capital deficiency as of September 30, 2009. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants

New York, New York
January 29, 2010

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	September 30, 2008
CURRENT ASSETS

CURRENT ASSETS
Cash	$416,622	$-
Notes receivable and accrued interest receivable, net of allowance	-	-
TOTAL ASSETS	$416,622	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Cash Overdraft	$-	$413
Accounts payable and accrued expense	770,950	688,786
Interest payable on convertible debentures	1,333,108	1,034,360
8% Convertible debenture - in default	2,066,250	2,400,000
8% Convertible debenture - newly issued	775,000	-
Advances and note payable, shareholders	389,335	281,574
Line of credit payable	150,000	150,000
Total current liabilities	5,484,643	4,555,133

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
Preferred stock, no par value, 2,000,000 shares authorized, 0 shares issued
Common stock - par value $.0001, per share; authorized, 200,000,000 shares; 100,181,787 and 55,681,787 shares issued and outstanding, respectively	10,018	5,568
Additional paid in capital	15,585,032	15,255,732
Accumulated deficit	(20,663,071)	(19,816,433)

Total Stockholders’ deficiency	(5,068,021)	(4,555,133)

TOTAL LAIBILITIES AND STOCKHOLDERS’ DEFICIENCY	$416,622	$-

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	September 30, 2009	September 30, 2008

Net sales	$-	$-
Cost of sales	-	-

Gross profit	-	-

General and administrative expenses	299,655	25,000

Loss from operations	(299,655)	(25,000)

Other income and (expense)
Interest income	8,620	-
Valuation allowance	(256,796)	-
Interest and penalties expense	(298,807)	(281,604)

Loss before provision for income taxes	(846,638)	(306,604)
Provision for income taxes	-	-

NET LOSS	$(846,638)	$(306,604)

Basic and diluted earnings (loss) per share	(0.012)	(0.006)

Weighted-average shares outstanding-basic and diluted	72,140,671	55,681,787

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
STOCKHOLDERS DEFICIENCY IN ASSETS

	Commn Stock		Additional
	Shares Outstanding	Par Value	Paid in Capital	Accumulated Deficit	Total

Balance September 30, 2007	55,681,787	$5,568	$15,255,732	$(19,509,829)	$(4,248,529)

Net loss				(306,604)	(306,604)

Balance September 30, 2008	55,681,787	5,568	15,255,732	(19,816,433)	(4,555,133)

Net loss				(846,638)	(846,638)

Conversion of convertible debentures	44,500,000	4,450	329,300		333,750

Balance September 30, 2009	100,181,787	$10,018	$15,585,032	$(20,663,071)	$(5,068,021)

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net loss	$(846,638)	$(306,604)
Changes in assets and liabilities
Accounts payable, accrued expense and interest payable	380,499	264,033
Net cash used in operating activities	(466,139)	(42,571)

Cash flows from investing activities:

Net cash used in investing activities	-	-

Cash flows from financing activities
Advances from shareholders	107,761	39,250
Issuance of convertible debentures	775,000	-

Net cash provided by financing activities	882,761	39,250

NET INCREASE (DECREASE) IN CASH	416,622	(3,321)
Cash at beginning of period	-	3,321

Cash at end of period	$416,622	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$-	$-
Taxes	-	-
Noncash investing and financing transactions:

Debt converted to equity	$333,750	$-

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended September 30, 2009 and 2008

ORGANIZATION

Primarily due to the lack of financing, Millennium Prime, Inc. (formerly known as Genio Group, Inc. and subsidiaries) referred to herein as "Millennium" or the "Company" has closed all operations and terminated all of its employees.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $ 846,638 and $306,604 for the years ended September 30, 2009 and September 30, 2008, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at September 30, 2009 and negative cash flow from operations for the years ended September 30, 2009 and 2008. The Company is in default of its line of credit and substantially all of its convertible debentures. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Millennium Prime, Inc. and its subsidiaries ("the Company"). Intercompany accounts and transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

 The fair value measurement provision defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute.

Valuation techniques for fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our best estimate, considering all relevant information. These valuation techniques involve some level of management estimation and judgment. The valuation process to determine fair value also includes making appropriate adjustments to the valuation model outputs to consider risk factors.

The fair value hierarchy of our inputs used in the determination of fair value for assets and liabilities during the current period consists of three levels.  Level 1 inputs are comprised of unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.  Level 3 inputs incorporate our own best estimate of what market participants would use in pricing the asset or liability at the measurement date where consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.   If inputs used to measure an asset or liability fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the asset or liability.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

We are unable to determine the fair value of the legacy accounts payables, debentures in default, advances from shareholders and the line of credit payable. We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons. Management is currently assessing the fair value of these payables.

The carrying value of our cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term maturity. All of our other significant financial assets, financial liabilities and equity instruments are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. The Company occasionally has cash or cash equivalents on hand in excess of the $250,000 insurable limits at a given bank.  At September 30, 2009, the Company had $166,622 over the insurable limit.

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

STOCK OPTIONS

The Company adopted the accounting guidance for Share-Based Payment. Under this application, the Company is required to record compensation expense using a fair-value-based measurement method for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of this accounting guidance, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

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

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance for Revenue Recognition – Multiple Deliverable Revenue Arrangements ( Subtopic 605-25 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

All other issued accounting pronouncement but not yet effective have been reviewed and are not deemed to have a material financial impact on the Company once adopted.

NOTE 2 - LOSS PER SHARE

Loss per share is computed in accordance with the accounting guidance. Basic EPS is computed using weighted average shares outstanding, while diluted EPS is computed using weighted average shares outstanding plus shares representing stock distributable under stock-based plans computed using the treasury stock method. The outstanding warrants of 3,100,000 were not included in the effect of dilutive stock for the year ended September 30, 2008, because they had an anti-dilutive effect. These warrants were cancelled for the year ended September 30, 2009.

NOTE 3 - NOTES RECEIVABLE

The Company made a number of short term loans to Bong Spirit Imports, LLC. Approximately $248,000 of the loans have an interest rate of 10% per annum and mature on March 1 2010. The remaining $52,954 of the loans have an interest rate of 10% per annum and mature on March 1,2010.  These loans are secured by a security agreement in the equipment, fixtures, inventory and accounts receivable of Bong Spirit Imports, LLC. Due to uncertainty concerning the priority of the security interest, the Company has fully reserved these notes as of September 30, 2009.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other liabilities at September 30, consist of the following:

	2009	2008
Accounts payable	$309,520	$309,000
Accrued royalties	90,000	90,000
Accrued penalties	200,000	200,000
Accrued professional fees	145,838	63,673
Other	25,592	25,593

Total	$770,950	$688,786

NOTE 5 - INCOME TAXES

At September 30, 2009, the Company had net operating loss carryforwards of approximately $15,200,000 for book and tax purposes, expiring in year 2023 through 2029. These carryforwards are subject to possible limitation on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code).

The deferred tax asset of net operating losses has been reduced in full by a valuation allowance. At this time, the Company does not believe it can reliably predict future taxable profits. Accordingly, the increase in deferred tax assets of approximately $296,000 and $107,000 for the years ended September 30, 2009 and 2008 as been reduced fully by the valuation allowance.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the year ended September 30,  is as follows:

	2009	2008
Loss before income taxes	$847,000	$306,000
Computed expected tax credit at 35%	296,000	107,000

Increase in NOL valuation	(296,000)	(107,000)
Provision of income taxes	$-	$-

The Company has not filed their federal or state income tax returns for the past several years.

NOTE 6 - LINE OF CREDIT

On May 4, 2004 the Company entered into a loan and security agreement With IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. The negotiated outstanding balance under the line of credit at September 30, 2009 was $150,000.

The Company is in default on this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of September 30, 2009, the note and the debentures have not been issued.

NOTE 7 - CONVERTIBLE DEBENTURES IN DEFAULT AS OF JANUARY 1, 2007.

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

During the year ended September 30, 2009, certain debenture holders converted $333,750 of such debentures for 44,500,000 shares of common stock, which was the fair value of such shares issued.

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

NOTE 8 - CONVERTIBLE DEBENTURES – NEWLY ISSUED

During the period ended June 30, 2009, the Company issued $775,000.00 of Series A 8% convertible debentures.  The Series A debentures are due and payable on the earlier of (a) six months from the date of issuance  or (b) when such amounts are declared due and payable by the holder or automatically due and payable upon or after an event of default (as defined in the debenture). Each debenture is convertible into a number of shares of Company common stock equal to the amount of debenture divided by the conversion price of $0.75, subject to adjustment in the event of a stock split or subdivision. As a result of the conversion price being higher than the market price of the stock there is no beneficial conversion feature to value.

NOTE 9 - ADVANCES FROM RELATED PARTIES

Certain debenture holders, stockholders and officer have advanced the Company $389,335, which $107,761 and $39,250 was advanced during the years ended September 30, 2009 and 2008, respectively. These advances are due on demand and do not bear interest.

NOTE 10 - STOCK OPTIONS and WARRANTS

A. Warrants

Warrant activity is summarized as follows:

Weighted
Average
	Outstanding	Exercise
	Warrants	Price

Outstanding at September 30, 2007	3,100,000	$0.71
Issued	-	-
Expired or cancelled	-)	-
Exercised	-	-
Outstanding at September 30, 2008	3,100,000	$0.71
Issued	-	-
Expired or cancelled	(3,100,000)	0.71
Exercised	-	-

Outstanding at September 30, 2009	-	$-

B. Stock Option Plans

On October 1, 2005, the Company adopted FASB accounting guidance for Share-Based Payments, under the modified prospective method. The Company had previously accounted for stock-based compensation plans under the fair value provisions of this FASB. Per the provisions of this FASB, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

There was no stock option activity either both qualified and unqualified options for the years ended September 30, 2009 and 2008.

NOTE 11 - CAPITAL STOCK

In July 2004, the Company agreed to issue 1,266,670 shares of common stock in lieu of penalties attributed to the failure to file a timely registration and obtain an effective registration on selected shares related to the certain private placements conducted earlier. These shares have been valued at $912,002 or $.72 a share. These penalties satisfied with common stock have been recorded as an expense in fiscal 2004. The Company had not settled with other shareholders also entitled to penalties for the failure to obtain an effective registration, as a consequence the Company accrued penalties at $10,000 a month. As of September 30, 2009, there was $200,000 accrued for such penalties.

During May 2009, Convertible debenture holders converted $333,750 of principal for 44,500,000 shares of common stock.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company currently does not occupy any leased office space. The current acting CEO / CFO, provides the use of his office for no charge. We have not recorded the economic effects of the officer contribution, as it is deemed immaterial.

Rent expense for the years ended September 30, 2009 and 2008 was $0 and $0, respectively.

Litigation

Certain shareholders and creditors of the Company threatened to bring claims against the Company in connection with the actions described in the Current Reports on Form 8-K filed by the Company on November 24, 2004 and December 1, 2004.

Consulting Arrangements

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

  NOTE 13 – SUBSEQUENT EVENTS

   On June 21, 2009, Genio Group, Inc. entered into an agreement and plan of reorganization with Millennium Prime, Inc., a Nevada corporation (“Millennium Prime Nevada”) and the shareholders of Millennium Prime Nevada. Pursuant to the Agreement, the Company acquired certain assets of Millennium Prime Nevada, in exchange for the issuance of 9,000,000 shares of the Company’s Common and 1,000,000 shares of the Company’s Series A Preferred Stock. Further our Board of Directors unanimously adopted a resolution approving an amendment to Certificate of Incorporation to change our name from “Genio Group, Inc.” to “Millennium Prime, Inc.” (which subsequently caused a change of our symbol and CUSIP), also to approve an increase our of authorized common stock from Two Hundred Million (200,000,000) par value $0.0001, to Two Hundred Fifty Million (250,000,000), par value $0.0001 per share, also to approve a 2000 for 1 reverse stock split, and also to authorize Ten Million (10,000,000) shares of blank check preferred stock.

                 On October 29, 2009, the Company filed an amendment to its Certificate of Incorporation to (i) change its name to Millennium Prime, Inc.; (ii) effect a reverse split of all of the outstanding shares of its Common Stock at a ratio of  one-for-two thousand (1 for 2000); increase our authorized Common Stock from Two Hundred Million (200,000,000) shares, par value $.0001 to Two Hundred Fifty Million (250,000,000) shares, par value $.0001; and (iv) authorize Ten Million (10,000,000) shares of Preferred Stock, par value $1.00 per share, with such designation rights and preferences as may be determined from time to time by our Board of Directors.  Concurrently, with the foregoing, the Board of Directors approved the creation of One Million (1,000,000) shares of Series A Preferred Stock with the rights and preferences defined in the amendment to our Certificate of Incorporation including the right of each issued and outstanding share of Series A Preferred Stock to have the number of votes equal to the result of: (a) the number of shares of our Common Stock issued and outstanding at the time of such vote multiplied by 2.33334; and divided by (b) the total number of Series A Preferred shares issued and outstanding at the time of the vote.

                As a result of the 1 for 2000 reverse stock split the number of issued and outstanding shares of our Common Stock was decreased from 99,981,787 to 51,284, after issuing one (1) share of our Common Stock to stockholders who would be entitled to a fractional share as a result of the reverse stock split.

                 On December 31, 2009, the Company executed a Restated and Amended Asset Purchase Agreement (“Amended Agreement”), that amended the original Asset Purchase Agreement dated June 21, 2009 by and among the Company, Millennium Prime Nevada and the shareholders of Millennium Prime Nevada. The Amended Agreement provided for an increase in the number of common shares issuable to the Millennium Prime shareholders.  As a result of the Amended Agreement the Company acquires certain assets from Millennium Prime in exchange for: (i) an aggregate of One Million (1,000,000) restricted shares of the Company’s Series A Preferred Stock, $1.00 par value per share (the “Series A Preferred Stock”); and (ii) an aggregate of Twenty-Seven Million (27,000,000) restricted shares of the Company’s common stock $0.0001 par value per share.

          The Company completed the acquisition on December 31, 2009, at which time each of the current officers and directors of the Company resigned and John F. Marchese the President of Millennium Prime Nevada was elected to the Company’s board of directors and was appointed the Company’s President and Chief Executive Officer.

                  On December 31, 2009, the Company and an investor holding  $1,760,000 principal amount of the Company’s issued and outstanding convertible debentures agreed to convert their entire indebtedness into an aggregate of 500,000 shares of our Common Stock.

                  On December 31, 2009, the Company issued an aggregate of 500,000 shares of its Common Stock to Steven A. Horowitz, the Company’s former sole officer and director, and his designees and assigns.  The shares were issued in consideration of Mr. Horowitz’ efforts in settling some of the Company’s indebtedness and for his General Release, releasing the Company from any and all past, present and future obligations.

                  Accordingly, as of the date hereof, the Company has 28,051,284 shares of Common Stock issued and outstanding and 1,000,000 shares of its Series A Preferred Stock issued and outstanding.