Form 10-Q
period 2009-12-31
Millennium Prime, Inc.
filed 2010-02-16
CIK 1100779

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark  One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number: 000-28459

 Millennium Prime, Inc.

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

The number of the registrant's shares of common stock outstanding was 28,051,284 as of February 12, 2010.

 MILLENNIUM PRIME, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of December 31, 2009 (unaudited) and September 30, 2009 (audited)	3

	Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2008 (unaudited)	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Management's Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	14

Item 6.	Exhibits	14

Signatures		15

FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or  achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Millennium Prime, Inc., a Delaware corporation, and its predecessors.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MILLENNIUM PRIME, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2009
CURRENT ASSETS

CURRENT ASSETS
Cash	$333,864	$416,622
Notes receivable and accrued interest receivable, net of allowance	0	0
TOTAL ASSETS (all current)	$333,864	$416,622

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expense	$703,450	$770,950
Interest payable on convertible debentures	269,401	1,333,108
8% Convertible debenture - in default	306,250	2,066,250
8% Convertible debenture - newly issued	875,000	775,000
Other liabilities	278,809	0
Advances and note payable, shareholders	0	389,335
Line of credit payable	150,000	150,000
Total current liabilities	2,582,910	5,484,643

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $1.00 par value, 10,000,000 shares authorized,
Series A Preferred 1,000,000 shares issued and outstanding	1,000,000	0
Common stock - par value $.0001, per share; authorized,
250,000,000 shares; 28,051,284 and 51,284 shares issued and outstanding, respectively	2,805	5
Additional paid in capital	18,143,874	15,595,045
Accumulated deficit	(21,395,725)	(20,663,071)

Total Stockholders’ deficiency	(2,249,046)	(5,068,021)

TOTAL LIABILITIES and STOCKHOLDERS’ DEFICIENCY	$333,864	$416,622

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended
	December 31, 2009	December 31, 2008

Net sales	$0	$0
Cost of sales	0	0

Gross profit	0	0

General and administrative expenses	610,156	10,000

Loss from operations	(610,156)	(10,000)

Other income and (expense)
Interest income	6,255	0
Valuation allowance	(46,255)	0
Interest and penalties expense	(82,498)	(70,846)

Loss before provision for income taxes	(732,654)	(80,846)
Provision for income taxes	0	0

NET LOSS	$(732,654)	$(80,846)

Basic and diluted earnings (loss) per share	$(2 ,028)	$(2,904)

Weighted-average shares outstanding- basic and diluted	361,215	27,841

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities
Net loss	$(732,654)	$(80,846)
Valuation allowance	46,255	0
Shares issued for services	505,000	0
Changes in assets and liabilities
Accounts payable and accrued expense	38,641	80,846
Net cash used in operating activities	(142,758)	0

Cash flows from investing activities
Increase in notes receivable	(40,000)
Net cash used in investing activities	(40,000)	0

Cash flows from financing activities
Issuance of convertible debentures	100,000	0
Net cash provided by financing activities	100,000	0

NET INCREASE (DECREASE) IN CASH	(82,758)	0
Cash at beginning of period	416,622	0

Cash at end of period	$333,864	$0

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	0	0
Taxes	0	0
Noncash investing and financing transactions:
Equity issued for services and debt	$505,000	0
Debt converted to equity	$3,046,629	0

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Millennium Prime, Inc. (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month period ended December 31, 2009 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended September 30, 2009.

         The financial statements set forth herein represent the operations of Millennium Prime, Inc. and its subsidiaries for the three month period ending December 31, 2009. The operating results for the three months ended December 31,2009 are not necessarily indicative of the results to be expected for the full year.

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

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net working capital deficiency of $2.2 million and a stockholders' deficiency of $2.2 million at December 31, 2009 and negative cash flow from operations for the three months ended December 31, 2009. The Company is in default under its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

STOCK OPTIONS AND WARRANTS

         The Company adopted the accounting guidance for Share-Based Payments. Under this application, the Company is required to record compensation expense using a fair-value-based measurement method for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of this accounting guidance, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

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

We are unable to determine the fair value of the legacy accounts payables, debentures in default and the line of credit payable. We have significant legacy accounts payable balances that are at least four years old and that we believe will never require a financial payment for a variety of reasons. Management is currently assessing the fair value of these payables.

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

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

REVERSE STOCK SPLIT

The Company effectuate a 2000 for 1 reverse stock split on December 31, 2009. All per share and share data have been retroactively presented as if this reverse stock split occurred at the beginning of the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

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

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – NOTES RECEIVABLE

The Company made a number of short term loans to Bong Spirit Imports, LLC. Approximately $288,000 of the loans have an interest rate of 10% per annum and mature on March 1 2010. These loans are secured by a security agreement in the equipment, fixtures, inventory and accounts receivable of Bong Spirit Imports, LLC. Due to uncertainty concerning the priority of the security interest, the Company has fully reserved these notes as of December 31, 2009.

NOTE 4 - CONVERTIBLE DEBENTURES AND OTHER - SUBSTANTIALLY ALL SUCH DEBT IS IN DEFAULT AS OF JANUARY 1, 2007.

The Company had authorized and sold $2,300,000 of 8% convertible debenture due December 31, 2006 (debentures). Interest is payable quarterly in arrears, at the Company's option, in cash or shares of Company common stock. The Company is required to provide the debenture holders with 20 days prior written notice of the Company's election to issue common stock in lieu of cash. Interest to date has never been paid and the liability has been accrued. There was a late fee of 18% on the unpaid interest.

The debentures are convertible into shares of Company common stock at a fixed conversion price of $15.00 per share except for $100,000, which is convertible into shares of the Company's common stock at $500.00 per share. The terms of the debentures prohibit conversion if it would result in the holder, together with its affiliates, beneficially owning in excess of 9.99% of outstanding shares of the Company's common stock. A holder may waive the 9.99% limitation upon 61 days prior written notice to the Company.

The debentures provide for a prepayment penalty in the amount of 120% of principal.

One debenture holder has the right to appoint such number of directors of the Company as will constitute a majority of the Board of Directors. This right expires when the outstanding debentures have been fully converted or paid in full.

In conjunction with the sale of the debentures,  certain warrants were issued to purchase shares of common stock of the Company, but have since been cancelled in the year ended September 30, 2009.

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

Conversion of the debentures are subject to the ownership limitation.

During the year ended September 30, 2009, certain debenture holders converted $333,750 of such debentures for 22,250 shares of common stock, which was the fair value of such shares issued.

During the period ended December 31, 2009, certain debenture holders converted $1,760,000 of such debentures together with accrued interest penalties and advances for 500,000 shares of common stock, which was the fair value of such shares issue

The conversion of all of the remaining debentures excluding interest and exercise of all of the warrants would result in the issuance of approximately an additional 21,000 shares of common stock.

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

       LINE OF CREDIT

         On May 4, 2004 the Company entered into a loan and security agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. The negotiated outstanding balance under the line of credit at March 31, 2008 was $150,000.

         The Company is in default under this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on March 31, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of December 31, 2009, the note and the debentures have not been issued.

NOTE 5 - CONVERTIBLE DEBENTURES – NEWLY ISSUED

The Company issued $875,000.00 of Series A 8% convertible debentures.  The Series A debentures are due and payable on the earlier of (a) six months from the date of issuance  or (b) when such amounts are declared due and payable by the holder or automatically due and payable upon or after an event of default (as defined in the debenture). Each debenture is convertible into a number of shares of Company common stock equal to the amount of debenture divided by the conversion price of $1,500, subject to adjustment in the event of a stock split or subdivision.

NOTE 6 – EQUITY TRANSACTIONS

During December 2009, Convertible debenture holders converted principal plus accrued interest, advances and penalties in the amount of $3,046,629, for 500,000 shares of common stock.

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

                 On December 31, 2009, the Company executed a Restated and Amended Asset Purchase Agreement (“Amended Agreement”), that amended the original Asset Purchase Agreement dated June 21, 2009 by and among the Company, Millennium Prime Nevada and the shareholders of Millennium Prime Nevada. The Amended Agreement provided for an increase in the number of common shares issuable to the Millennium Prime shareholders.  As a result of the Amended Agreement the Company acquires certain assets from Millennium Prime in exchange for: (i) an aggregate of One Million (1,000,000) restricted shares of the Company’s Series A Preferred Stock, $1.00 par value per share (the “Series A Preferred Stock”); and (ii) an aggregate of Twenty-Seven Million (27,000,000) restricted shares of the Company’s common stock $0.0001 par value per share. This transaction, together with the 2001 reverse stock split discussed above and  the conversion of convertible debt discussed below have been accounted for as a recapitalization of the Company at December 31, 2009.

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

RESULTS OF OPERATIONS

         Because we have not had any material business operations, other then the financing of Bong Spirit Imports, LLC. , since the quarter ended December 31, 2004, we did not have any revenues during the three month periods ended December 31, 2009 and 2008.

         General and administrative expenses for the three months ended December 31, 2009 and 2008 were $610,156 and $10,000, respectively consisting of general and administrative expense and interest expense. Included in general and administrative expenses for the three months ended December 31, 2009 was $505,000 of expenses related to the issuance of 500,000 shares of common stock to our former Chairmen and CEO for services and other consideration. Interest expense for the three months ended Decemeber 31, 2009 and 2008 was $82,498 and $70,846, respectively, related to the convertible debentures. Due to uncertainty concerning the priority of the security interest in the Bong Spirit Imports LLC, the Company has fully reserved these notes as of December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

        Convertible debt in the amount of $306,250 is in default as of January 1, 2007.  As of December 31, 2009, we had $333,864 in cash and cash equivalents. Net cash used in operations for the three months ended December 31, 2009 was $142,758 consisting of a net loss of ($732,654) offset by non cash items and  a decrease in accounts payable and accrued expenses of $38,641.  The Company issued $100,000. in Series A 8% convertible debentures during the period ended December 31, 2009. The Company invested $40,000 in notes receivable during the period ended December 31, 2009.

         At December 31, 2009 we had total assets of $333,864 and an accumulated deficit of $21,395,725 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2009 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report,  in the beginning of fiscal year 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this plan and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $2.6 million of obligations on our balance sheet at December 31, 2009. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of December 31, 2009.

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

During the analysis of our internal controls at December 31, 2009 in connection with our implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we identified a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Our analysis identified control deficiencies related to the start up of a new business venture or one time or first time transactions. While we have taken certain remedial steps the recent three months ended December 31, 2009 to correct these control deficiencies, we have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Changes in Internal Control over Financial Reporting. There no other changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-KSB for the year ended September 30, 2009 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the three months ended December 31, 2009 to the risk factors discussed in the periodic report noted above.

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

Millennium Prime, Inc.
(Registrant)

Date: February 16, 2010	/s/ John Marchese

Chief Executive and Financial Officer (principal executive and accounting officer)