Form 10-Q
period 2010-03-31
Millennium Prime, Inc.
filed 2010-05-24
CIK 1100779

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark  One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2010

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

The number of the registrant's shares of common stock outstanding was 210,926,284 as of May 12, 2010.

 MILLENNIUM PRIME, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and September 30, 2009 (audited)	3

	Consolidated Statements of Operations for the three and six months ended March 31, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended March 31, 2010 and 2009 (unaudited)	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Management's Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	15

Item 6.	Exhibits	15

Signatures		16

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MILLENNIUM PRIME, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,2010	September 30, 2009
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$93,200	$416,622
Notes receivable and accrued interest receivable, net of allowance	-	-
TOTAL ASSETS (all current)	$93,200	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expense	$789,901	770,950
Interest payable on convertible debentures	62,114	1,333,108
8% Convertible debenture - in default	-	2,066,250
8% Convertible debenture - newly issued	985,000	775,000
Convertible Note – Quest Capital Markets, Inc	605,462	-
Other liabilities	226,716	-
Advances and note payable, shareholders	0	389,335
Line of credit payable	150,000	150,000
Total current liabilities	2,819,193	5,484,643

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, no par value, 2,000,000 shares authorized, 0 shares issued	1,000,000
Common stock - par value $.0001, per share; authorized, 250,000,000 shares; 28,051,284 shares issued and outstanding	2,805	10,018
Additional paid in capital	18,143,874	15,585,032
Accumulated deficit	(21,872,672)	(20,663,071)

	(2,725,993)	(5,068,021)

TOTAL LIABILITIES AND STOCKHOLDERS” DEFICIENCY	$93,200	$416,622

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Net sales	$0	$0	$0	$0
Cost of sales	0	0	0	0

Gross profit	0	0	0	0

General and administrative expenses	424,114	2,400	1,034,270	12,400

Loss from operations	(424,114)	(2,400)	(1,034,270)	(12,400)

Other income and (expense)
Interest income	7,609		13,864
Valuation allowance on Bong advances	(20,609)		(66,864)
Interest and penalties expense	(44,266)	(69,247)	(126,764)	(140,093)

Loss before provision for income taxes	(481,380)	(71,647)	(1,214,034)	(152,493)
Provision for income taxes	0	0	0	0

NET LOSS	$(481,380)	$(71,647)	$(1,214,034)	$(152,493)

Basic and diluted earnings (loss) per share	(0.017)	(2.573)	(0.086)	(5.477)

Weighted-average shares outstanding- basic and diluted	28,051,284	27,841	14,051,284	27,841

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended	Six months ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net (loss)	(1,214,034)	$(152,493)
Valuation allowance on Bong advances	66,864

Amortization of beneficial conversion	4,433
Shares issued for services	505,000
Changes in assets and liabilities
Accounts payable and accrued expense	157,315	152,493
Net cash used in operating activities	(480,422)	0

Cash flows from investing activities
Increase in notes receivable	(53,000)

Net cash used in investing activities	(53,000)	0

Cash flows from financing activities

Issuance of convertible debentures	210,000

Net cash provided by financing activities	210,000	0

NET INCREASE (DECREASE) IN CASH	(323,422)	0
Cash at beginning of period	416,622	0

Cash at end of period	$93,200	$0

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	0	0
Taxes	0	0
Noncash investing and financing transactions:
Equity issued for services and debt	$505,000	0
Debt converted to equity	$3,046,629	0

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Millennium Prime, Inc. (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month period ended March 31, 2010 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended September 30, 2009.

The financial statements set forth herein represent the operations of Millennium Prime, Inc. and its subsidiaries for the three and six month period ending March 31, 2010. The operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Primarily due to the lack of financing, Millennium Prime, Inc. (formerly known as Genio Group, Inc. and subsidiaries) referred to herein as "Millennium" or the "Company" has closed all operations and terminated all of its employees except for its officers.

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

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net working capital deficiency of $2.7 million and a stockholders' deficiency of $2.7 million at March 31, 2010 and negative cash flow from operations for the six months ended March 31, 2010. The Company is in default under its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – NOTES RECEIVABLE

The Company made a number of short term loans to Bong Spirit Imports, LLC. Approximately $301,000 of the loans have an interest rate of 10% per annum and mature on July 31, 2010. These loans are secured by a security agreement in the equipment, fixtures, inventory and accounts receivable of Bong Spirit Imports, LLC. Due to uncertainty concerning the priority of the security interest, the Company has fully reserved these notes as of March 31, 2010.

NOTE 4 - CONVERTIBLE DEBENTURES

During the year ended September 30, 2009, certain debenture holders converted $333,750 of such debentures for 22,250 shares of common stock, which was the fair value of such shares issued.

During the period ended December 31, 2009, certain debenture holders converted $1,760,000 of such debentures together with accrued interest penalties and advances for 500,000 shares of common stock, which was the fair value of such shares issue. The remaining debentures were acquired by the Company’s former sole officer and director and assigned to Quest Capital Markets, Inc on December 23, 2009.

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – OTHER DEBT  LINE OF CREDIT

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

NOTE 6 – CONVERTIBLE DEBENTURES – NEWLY ISSUED

The Company issued $985,000.00 of Series A 8% convertible debentures.  The Series A debentures are due and payable on the earlier of (a) six months from the date of issuance  or (b) when such amounts are declared due and payable by the holder or automatically due and payable upon or after an event of default (as defined in the debenture). Each debenture is convertible into a number of shares of Company common stock equal to the amount of debenture divided by the conversion price of $1,500, subject to adjustment in the event of a stock split or subdivision.

NOTE 7 – CONVERTIBLE NOTE _ QUEST CAPITAL MARKETS, INC

On December 23, 2009, the Company’s former sole officer and director assigned certain convertible debentures and other liabilities of the Company owed to him to Quest Capital Markets, Inc (Quest).  On March 24, 2010, the Company and Quest entered into an agreement whereby these liabilities were restructured. These amounts accrue interest at a rate of 8% per annum and are convertible into shares of Company common stock at the rate of $0.001

NOTE 8 – EQUITY TRANSACTIONS

During December 2009, Convertible debenture holders converted principal plus accrued interest, advances and penalties in the amount of $3,046,629, for 500,000 shares of common stock.\

On October 29, 2009, the Company filed an amendment to its Certificate of Incorporation to (i) change its name to Millennium Prime, Inc.; (ii) effect a reverse split of all of the outstanding shares of its Common Stock at a ratio of  one-for-two thousand (1 for 2000); increase our authorized Common Stock from Two Hundred Million (200,000,000) shares, par value $.0001 to Two Hundred Fifty Million (250,000,000) shares, par value $.0001; and (iv) authorize Ten Million (10,000,000) shares of Preferred Stock, par value $1.00 per share, with such designation rights and preferences as may be determined from time to time by our Board of Directors.  Concurrently, with the foregoing, the Board of Directors approved the creation of One Million (1,000,000) shares of Series A Preferred Stock with the rights and preferences defined in the amendment to our Certificate of Incorporation including the right of each issued and outstanding share of Series A Preferred Stock to have the number of votes equal to the result of: (a) the number of shares of our Common Stock issued and outstanding at the time of such vote multiplied by 2.33334; and divided by (b) the total number of Series A Preferred shares issued and outstanding at the time of the vote.

As a result of the 1 for 2000 reverse stock split the number of issued and outstanding shares of our Common Stock was decreased from 99,981,787 to 51,284, after issuing one (1) share of our Common Stock to stockholders who would be entitled to a fractional share as a result of the reverse stock split.

On December 31, 2009, the Company executed a Restated and Amended Asset Purchase Agreement (“Amended Agreement”), that amended the original Asset Purchase Agreement dated June 21, 2009 by and among the Company, Millennium Prime Nevada and the shareholders of Millennium Prime Nevada. The Amended Agreement provided for an increase in the number of common shares issuable to the Millennium Prime shareholders.  As a result of the Amended Agreement the Company acquires certain assets from Millennium Prime in exchange for: (i) an aggregate of One Million (1,000,000) restricted shares of the Company’s Series A Preferred Stock, $1.00 par value per share (the “Series A Preferred Stock”); and (ii) an aggregate of Twenty-Seven Million (27,000,000) restricted shares of the Company’s common stock $0.0001 par value per share. This transaction, together with the 2000 for 1 reverse stock split discussed above and  the conversion of convertible debt discussed below have been accounted for as a recapitalization of the Company at December 31, 2009.

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

NOTE 9 – SUBSQUENT EVENTS

On April 9, 2010, the Company issued an aggregate of 160,000,000 shares of its Common Stock to John F. Marchese (75,000,000), the Company’s CEO and Chairman of the Board, and JPA Capital, LLC (85,000,000), a principal shareholder of the Company to adjust the original purchase price of Millennium Prime, Inc. - Nevada. The adjustment was made as a direct result of the Company being delisted from the OTC-Bulletin Board due to the Company’s delinquent SEC filing status caused by former management. The shares were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

The price of our common stock on April 9, 2010 was $0.20 per share. We intend to record a fair value compensatin charge for these shares when issued.

On April 9, 2010, the Company issued 22,000,000 shares of its Common Stock to Quest Capital Markets, Inc. and its assignees upon the conversion of an aggregate of $22,000.00 of outstanding indebtedness.  The original debt was incurred by the Company in 2004.  The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the Quest to tack back to the date of the debt which was more than one year prior to issuance.

On April 15, 2010, we entered into a Securities Exchange Agreement with the principal shareholders/members of Bong Spirit Imports, LLC (“Bong”) a Florida Limited Liability Corporation pursuant to which the Company will acquire 100% of the outstanding shares/membership interests in exchange for an aggregate of 30,000,000 shares of the Company’s common stock.  The closing of this transaction is subject to a number of conditions including but limited to the Company providing Bong with $400,000 of capital at the Closing.  The Company anticipates that the closing will occur no later than July 31, 2010.  The Company has been a marketing partner and financial investor in Bong since 2009, to date the Company has loaned Bong approximately $390,000.

Bong is an importer and distributor of alchohol products including Bong Vodka, Bong’s offices are located in Orlando, Florida.

On May 11, 2010, the Company filed Schedule 14C with the Securities and Exchange Commission  providing notice that certain stockholders of the Company have consented to taking of corporate actions by consent in lieu of a meeting of stockholders.  The corporate actions will be effective 20 days after the mailing of this information statement to amend our Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue to 1,000,000,000.

For disclosure purposes we have evaluated subsequent events through May 21, 2010.

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

On April 9, 2010, the Company issued an aggregate of 160,000,000 shares of its Common Stock to John F. Marchese (75,000,000), the Company’s CEO and Chairman of the Board, and JPA Capital, LLC (85,000,000), a principal shareholder of the Company to adjust the original purchase price of Millennium Prime, Inc. - Nevada. The adjustment was made as a direct result of the Company being delisted from the OTC-Bulletin Board due to the Company’s delinquent SEC filing status caused by former management. The shares were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

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

On April 15, 2010, we  entered into a Securities Exchange Agreement with the principal shareholders/members of Bong Spirit Imports, LLC (“Bong”) a Florida Limited Liability Corporation pursuant to which the Company will acquire 100% of the outstanding shares/membership interests in exchange for an aggregate of 30,000,000 shares of the Company’s common stock.  The closing of this transaction is subject to a number of conditions including but limited to the Company providing Bong with $400,000 of capital at the Closing.  The Company anticipates that the closing will occur no later than July 31, 2010.  The Company has been a marketing partner and financial investor in Bong since 2009, to date the Company has loaned Bong approximately $390,000.

Bong is an importer and distributor of  premium alchohol products including Bong Vodka, Bong’s offices are located in Orlando, Florida.

RESULTS OF OPERATIONS

Because we have not had any material business operations, other then the financing of Bong Spirit Imports, LLC. , since the quarter ended December 31, 2004, we did not have any revenues during the three and six month periods ended March 31, 2010 and 2009.

General and administrative expenses for the three months ended March 31, 2010 and 2009 were $424,114 and $2,400, respectively consisting of general and administrative expense and interest expense. Included in general and administrative expenses for the three months ended March 31, 2010 Interest expense for the three months ended March 31, 2010 and 2009 was $44,266 and $69,247, respectively, related to the convertible debentures. Due to uncertainty concerning the priority of the security interest in the Bong Spirit Imports LLC, the Company has fully reserved these notes as of March 31, 2010.

General and administrative expenses for the six months ended March 31, 2010 and 2009 were $1,034,270 and $12,400, respectively consisting of general and administrative expense and interest expense. Included in general and administrative expenses for the six months ended March 31, 2010 was $505,000 of expenses related to the issuance of 500,000 shares of common stock to our former Chairmen and CEO for services and other consideration. Interest expense for the six months ended March 31, 2010 and 2009 was $126,764 and $140,093, respectively, related to the convertible debentures. Due to uncertainty concerning the priority of the security interest in the Bong Spirit Imports LLC, the Company has fully reserved these notes as of March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had $93,200 in cash and cash equivalents. Net cash used in operations for the six months ended March 31, 2010 was $480,422 consisting of a net loss of ($1,214,034) offset by non cash items and an increase in accounts payable and accrued expenses of $157,315.  The Company issued $210,000. in Series A 8% convertible debentures during the period ended March 31, 2010. The Company invested $53,000 in notes receivable during the period ended March 31, 2010.

At March 31, 2010 we had total assets of $93,200 and an accumulated deficit of $21,877,105 and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2009 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report,  in the beginning of fiscal year 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this plan and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $2.8 million of obligations on our balance sheet at March 31, 2010. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2010.

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

None

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 9, 2010, the Company issued an aggregate of 160,000,000 shares of its Common Stock to John F. Marchese (75,000,000), the Company’s CEO and Chairman of the Board, and JPA Capital, LLC (85,000,000), a principal shareholder of the Company to adjust the original purchase price of Millennium Prime, Inc. - Nevada. The adjustment was made as a direct result of the Company being delisted from the OTC-Bulletin Board due to the Company’s delinquent SEC filing status caused by former management. The shares were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

 On April 9, 2010, the Company issued 875,000 shares of its Common Stock to Private Research Holdings LLC.  The shares were issued as compensation for services rendered to the Company by each recipient. The shares were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.  The certificates evidencing the above mentioned shares contain a legend (1) stating that the shares have not been registered under the Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Act.

On April 9, 2010, the Company issued 22,000,000 shares of its Common Stock to Quest Capital Markets, Inc. and its assignees upon the conversion of an aggregate of $22,000.00 of outstanding indebtedness.  The original debt was incurred by the Company in 2004.  The certificates evidencing the above mentioned shares were issued without legend in that Rule 144 permits the Quest to tack back to the date of the debt which was more than one year prior to issuance.

ITEM 3.       DEFAULTS UPON SENIOR DEBT

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On April 15, 2010, we entered into a Securities Exchange Agreement with the principal shareholders/members of Bong Spirit Imports, LLC (“Bong”) a Florida Limited Liability Corporation pursuant to which the Company will acquire 100% of the outstanding shares/membership interests in exchange for an aggregate of 30,000,000 shares of the Company’s common stock.  The closing of this transaction is subject to a number of conditions including but limited to the Company providing Bong with $400,000 of capital at the Closing.  The Company anticipates that the closing will occur no later than July 31, 2010.  The Company has been a marketing partner and financial investor in Bong since 2009, to date the Company has loaned Bong approximately $390,000.

Bong is an importer and distributor of alchohol products including Bong Vodka, Bong’s offices are located in Orlando, Florida.

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

Millennium Prime, Inc.
(Registrant)

Date: May 24, 2010	/s/ John F. Marchese

Chief Executive and Financial Officer (principal executive and accounting officer)