Form 10-Q
period 2010-06-30
Millennium Prime, Inc.
filed 2010-08-20
CIK 1100779

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2010

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

6538 Collins Ave, Suite 262, Miami Beach, FL 33041
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of the registrant's shares of common stock outstanding was   229,937,784  as of August 20, 2010.

MILLENNIUM PRIME, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and September 30, 2009 (audited)	3

	Consolidated Statements of Operations for the three and nine months ended June 30, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2009 (unaudited)	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Management's Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	17

Item 6.	Exhibits	18

Signatures		19

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MILLENNIUM PRIME, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS

CURRENT ASSETS
Cash	$399	$416,622
Notes receivable and accrued interest receivable, net of allowance	0	0
TOTAL ASSETS (all current)	$399	$416,622

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expense	$755,310	770,950
Interest payable on convertible debentures	22,941	1,333,108
8% Convertible debenture - in default	0	2,066,250
8% Convertible debenture - newly issued	280,000	775,000
Convertible Note - Quest Capital Markets	425,590	0
Other liabilities	231,149	0
Advances and note payable, shareholders	0	389,335
Line of credit payable	150,000	150,000
Total current liabilities	1,864,990	5,484,643

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00, 10,000,000 shares authorized, 1,000,000 and 0, shares issued, respectively	1,000,000	0
Common stock - par value $.0001, per share; authorized, 1,000,000,000 shares; 229,937,784 and 51,284 shares issued and outstanding, respectively	22,993	5
Additional paid in capital	51,424,189	15,595,045
Accumulated deficit	(54,311,773)	(20,663,071)

	(1,,591)	(5,068,021)

	$399	$416,622

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales	$0	$0	$0	$0
Cost of sales	0	0	0	0

Gross profit	0	0	0	0

General and administrative expenses	32,193,369	88,451	33,227,640	148,395

Loss from operations	(32,193,369)	(88,451)	(33,227,640)	(148,395)

Other income and (expense)
Interest income	8,569	2,666	22,433	2,666
Valuation allowance	(48,411)	(203,842)	(115,275)	(203,842)
Interest and penalties expense	(201,457)	(78,086)	(328,220)	(218,179)

Loss before provision for income taxes	(32,434,668)	(367,713)	(33,648,702)	(567,750)
Provision for income taxes	0	0	0	0

NET LOSS	$(32,434,668)	$(367,713)	$(33,648,702)	$(567,750)

Basic and diluted earnings (loss) per share	(0.189)	$(9.59)	$0.510)	$(18.11)

Weighted-average shares outstanding-basic and diluted	171,188,784	38,355	65,942,369	31,345

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities
Net (loss)	$(33,648,702)	$(567,750)
Valuation allowance	115,275
Inducement expense related to conversion of debt to equity	108,534
Amortization of beneficial conversion of debt	62,062
Shares issued for services	32,680,000
Changes in assets and liabilities
Accounts payable and accrued expense	171,883	287,370
Net cash used in operating activities	(510,948)	(280,380)

Cash flows from investing activities
Increase in notes receivable	(115,275)
Purchase of furniture and equipment
Net cash used in investing activities	(115,275)	0

Cash flows from financing activities
Advances from shareholders		47,600
Issuance of convertible debentures	210,000	775,000
Increase (decrease) in convertible debentures
Net cash provided by financing activities	210,000	822,600

NET INCREASE (DECREASE) IN CASH	(416,223)	542,220
Cash at beginning of period	416,622	0

Cash at end of period	$399	$542,220

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	0	0
Taxes	0	0
Noncash investing and financing transactions:
Equity issued for services	$32,680,000	0
Debt converted to equity	$3,773,629	333,750

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Millennium Prime, Inc. (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month period ended June 30, 2010 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended September 30, 2009.

The financial statements set forth herein represent the operations of Millennium Prime, Inc. and its subsidiaries for the three and nine month period ending June 30, 2010. The operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

One of our product companies, EntMark Partners, assist the entertainment industry in marketing specific projects and events. EntMark Partners mission is to empower small and large artists and companies with the ability to optimize the revenue they make from individual events through interaction via cell phone messaging. By utilizing their Cell Phone Text Based Contest Program, we can enable artists and event organizers to reach their fan base daily on a broader and yet more focused basis.

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net working capital deficiency of $1,864,591 and a stockholders' deficiency of $1.9 million at June 30, 2010 and negative cash flow from operations for the nine months ended June 30, 2010. The Company is in default under its line of credit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

REVERSE STOCK SPLIT

The Company effectuated a 2000 for 1 reverse stock split on December 30, 2009. All per share and share data have been retroactively presented as if this reverse stock split occurred at the beginning of the periods presented.

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

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – NOTES RECEIVABLE

The Company made a number of short term loans to Bong Spirit Imports, LLC. Approximately $301,000 of the loans have an interest rate of 10% per annum and matured on July 31, 2010. These loans are secured by a security agreement in the equipment, fixtures, inventory and accounts receivable of Bong Spirit Imports, LLC. Due to uncertainty concerning the priority of the security interest, the Company has fully reserved these notes as of June 30, 2010.

On April 15, 2010, we entered into a Securities Exchange Agreement with the principal shareholders/members of Bong Spirit Imports, LLC (“Bong”) a Florida Limited Liability Corporation pursuant to which the Company will acquire 100% of the outstanding shares/membership interests in exchange for an aggregate of 60,000,000 shares of the Company’s common stock.

The Company is negotiating the resolution to the matured notes and the closing of the pending merger with Bong. Bong is an importer and distributor of alcohol products including Bong Vodka, Bong’s offices are located in Orlando, Florida.

NOTE 4 - CONVERTIBLE DEBENTURES

During the year ended September 30, 2009, certain debenture holders converted $333,750 of such debentures for 22,250 shares of common stock, which was the fair value of such shares issued.

During the period ended December 30, 2009, certain debenture holders converted $1,760,000 of such debentures together with accrued interest penalties and advances for 500,000 shares of common stock, which was the fair value of such shares issue. The remaining debentures were acquired by the Company’s former sole officer and director and assigned to Quest Capital Markets, Inc on December 23, 2009.

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – OTHER DEBT  LINE OF CREDIT

On May 4, 2004 the Company entered into a loan and security agreement with IIG Capital, LLC, as agent for IIG Trade Opportunities Fund N.V., as lender. The negotiated outstanding balance under the line of credit at June 30, 2010 was $150,000.

The Company is in default under this agreement. In December 2005, the Company agreed to settled its debt to IIG by the immediate payment of $50,000 in cash, the issuance of a $25,000 note due on June 30, 2006 and the conversion of approximately $125,000 of past due fees and interest into a convertible debenture on terms similar to those of the Company's other convertible debentures. As of June 30, 2010, the note and the debentures have not been issued.

NOTE 6 – CONVERTIBLE DEBENTURES – NEWLY ISSUED

The Company issued $985,000.00 of Series A 8% convertible debentures.  The Series A debentures are due and payable on the earlier of (a) nine months from the date of issuance  or (b) when such amounts are declared due and payable by the holder or automatically due and payable upon or after an event of default (as defined in the debenture). The holder has the right until August 31, 2010 to convert any outstanding and unpaid principal and/or accrued interest due under the debentures into fully paid and nonassessable shares of the Company’s Common Stock at seventy-five percent (75%) of the five-day average closing bid price of the Company’s Common Stock for the five (5) trading days immediately prior to the date of the Conversion Notice, but in no event shall the conversion price be less than $.04 or greater than $.08 per share. After August 31, 2010 and expiring on the Maturity Date the holder shall have the right to convert any outstanding and unpaid principal and/or accrued interest due under the debentures into fully paid and nonassessable shares of the Company’s Common Stock at a fixed conversion price of $.20 per share (“Fixed Conversion Price”)” Thru June 30, 2010 the Company has received conversion notices from holders of an aggregate principal amount of $705,000 of the debentures.  Inclusive of accrued interest of $58,820, the Company is obligated to issue the holders an aggregate of 19,005,750 shares. The Company recorded additional interest expense of $108,534 related to this conversion at June 30,02010.

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

On December 30, 2009, the Company executed a Restated and Amended Asset Purchase Agreement (“Amended Agreement”), that amended the original Asset Purchase Agreement dated June 21, 2009 by and among the Company, Millennium Prime Nevada and the shareholders of Millennium Prime Nevada. The Amended Agreement provided for an increase in the number of common shares issuable to the Millennium Prime shareholders.  As a result of the Amended Agreement the Company acquires certain assets from Millennium Prime in exchange for: (i) an aggregate of One Million (1,000,000) restricted shares of the Company’s Series A Preferred Stock, $1.00 par value per share (the “Series A Preferred Stock”); and (ii) an aggregate of Twenty-Seven Million (27,000,000) restricted shares of the Company’s common stock $0.0001 par value per share. This transaction, together with the 2000 for 1 reverse stock split discussed above and  the conversion of convertible debt discussed below have been accounted for as a recapitalization of the Company at December 30, 2009.

MILLENNIUM PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company completed the acquisition on December 30, 2009, at which time each of the current officers and directors of the Company resigned and John F. Marchese the President of Millennium Prime Nevada was elected to the Company’s board of directors and was appointed the Company’s President and Chief Executive Officer.

On December 30, 2009, the Company issued an aggregate of 500,000 shares of its Common Stock to Steven A. Horowitz, the Company’s former sole officer and director, and his designees and assigns.  The shares were issued in consideration of Mr. Horowitz’ efforts in settling some of the Company’s indebtedness and for his General Release, releasing the Company from any and all past, present and future obligations.

On April 9, 2010, the Company issued an aggregate of 160,000,000 shares of its Common Stock to John F. Marchese (75,000,000), the Company’s CEO and Chairman of the Board, and JPA Capital, LLC (85,000,000), a principal shareholder of the Company to adjust the original purchase price of Millennium Prime, Inc. - Nevada. The adjustment was made as a direct result of the Company being delisted from the OTC-Bulletin Board due to the Company’s delinquent SEC filing status caused by former management. The price of our common stock on April 9, 2010 was $0.20 per share. We recorded a fair value compensation charge for these shares when issued.

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

On April 9, 2010, the Company issued 875,000 shares of its Common Stock to Private Research Holdings LLC.  The shares were issued as compensation for services rendered to the Company by each recipient

Thru June 30, 2010 the Company has received conversion notices from holders of an aggregate principal amount of $705,000 of the debentures.  Inclusive of accrued interest of $58,820, the Company is obligated to issue the holders an aggregate of 19,005,750 shares

NOTE 9 – SUBSEQUENT EVENTS

On July 16, 2010, the Company and the principal shareholders/members of Bong entered into an Amendment to the Securities Exchange Agreement whereby the Company agreed to increase the number of shares issuable to the Bong shareholders/members upon closing from 30,000,000 to 60,000,000.  The closing of this transaction is subject to a number of conditions including but limited to the Company providing Bong with $400,000 of capital at the Closing.  The Company anticipates that the closing will occur no later than August 31, 2010.  The Company has been a marketing partner and financial investor in Bong since 2009, to date the Company has loaned Bong approximately $341,000.

 The Company issued $985,000.00 of Series A 8% convertible debentures.  The Series A debentures are due and payable on the earlier of (a) nine months from the date of issuance  or (b) when such amounts are declared due and payable by the holder or automatically due and payable upon or after an event of default (as defined in the debenture). The holder has the right until August 31, 2010 to convert any outstanding and unpaid principal and/or accrued interest due under the debentures into fully paid and nonassessable shares of the Company’s Common Stock at seventy-five percent (75%) of the five-day average closing bid price of the Company’s Common Stock for the five (5) trading days immediately prior to the date of the Conversion Notice, but in no event shall the conversion price be less than $.04 or greater than $.08 per share. After August 31, 2010 and expiring on the Maturity Date the holder shall have the right to convert any outstanding and unpaid principal and/or accrued interest due under the debentures into fully paid and nonassessable shares of the Company’s Common Stock at a fixed conversion price of $.20 per share (“Fixed Conversion Price”).  To date, the Company has received conversion notices from holders of an aggregate principal amount of $765,000 of the debentures.  Inclusive of accrued interest of $60,813, the Company is obligated to issue the holders an aggregate of 20,740,325 shares.

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

On December 30, 2009, the Company executed a Restated and Amended Asset Purchase Agreement (“Amended Agreement”), that amended the original Asset Purchase Agreement dated June 21, 2009 by and among the Company, Millennium Prime Nevada and the shareholders of Millennium Prime Nevada. The Amended Agreement provided for an increase in the number of common shares issuable to the Millennium Prime shareholders.  As a result of the Amended Agreement the Company acquires certain assets from Millennium Prime in exchange for: (i) an aggregate of One Million (1,000,000) restricted shares of the Company’s Series A Preferred Stock, $1.00 par value per share (the “Series A Preferred Stock”); and (ii) an aggregate of Twenty-Seven Million (27,000,000) restricted shares of the Company’s common stock $0.0001 par value per share.

The Company completed the acquisition on December 30, 2009, at which time each of the current officers and directors of the Company resigned and John F. Marchese the President of Millennium Prime Nevada was elected to the Company’s board of directors and was appointed the Company’s President and Chief Executive Officer.

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

On December 30, 2009, the Company and an investor holding  $1,760,000 principal amount of the Company’s issued and outstanding convertible debentures agreed to convert their entire indebtedness into an aggregate of 500,000 shares of our Common Stock.

On December 30, 2009, the Company issued an aggregate of 500,000 shares of its Common Stock to Steven A. Horowitz, the Company’s former sole officer and director, and his designees and assigns.  The shares were issued in consideration of Mr. Horowitz’ efforts in settling some of the Company’s indebtedness and for his General Release, releasing the Company from any and all past, present and future obligations.

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

On April 15, 2010, we entered into a Securities Exchange Agreement with the principal shareholders/members of Bong Spirit Imports, LLC (“Bong”) a Florida Limited Liability Corporation pursuant to which the Company will acquire 100% of the outstanding shares/membership interests in exchange for an aggregate of 30,000,000 shares of the Company’s common stock. On July 16, 2010, the Company and the principal shareholders/members of Bong entered into an Amendment to the Securities Exchange Agreement whereby the Company agreed to increase the number of shares issuable to the Bong shareholders/members upon closing from 30,000,000 to 60,000,000.  The closing of this transaction is subject to a number of conditions including but limited to the Company providing Bong with $400,000 of capital at the Closing.  The Company anticipates that the closing will occur no later than August 31, 2010.  The Company has been a marketing partner and financial investor in Bong since 2009, to date the Company has loaned Bong approximately $341,000.

Bong is an importer and distributor of premium alcohol products including Bong Vodka, Bong’s offices are located in Orlando, Florida.

RESULTS OF OPERATIONS

Because we have not had any material business operations, other then the financing of Bong Spirit Imports, LLC. , since the quarter ended December 30, 2004, we did not have any revenues during the three and nine month periods ended June 30, 2010 and 2009.

General and administrative expenses for the three months ended June 30, 2010 and 2009 were $32,193,369 and $88,451, respectively consisting of general and administrative expense and, in the 2010 period, $32,000,000 of compensation expense related to the April 9, 2010 issuance of 160 million shares previously discussed.  Interest expense for the three months ended June 30, 2010 and 2009 was $201,457 and $78,086 respectively, related to the convertible debentures. Due to uncertainty concerning the priority of the security interest in the Bong Spirit Imports LLC, the Company has fully reserved these notes as of June 30, 2010.

General and administrative expenses for the nine months ended June 30, 2010 and 2009 were $33,227,640 and $148,395, respectively consisting of general and administrative expense and, in the 2010 period, $32,000,000 of compensation expense related to the April 9, 2010 issuance of 160 million shares previously discussed. Included in general and administrative expenses for the nine months ended June 30, 2010 was $505,000 of expenses related to the issuance of 500,000 shares of common stock to our former Chairmen and CEO for services and other consideration. Interest expense for the nine months ended June 30, 2010 and 2009 was $328,220 and $218,179, respectively, related to the convertible debentures. Due to uncertainty concerning the priority of the security interest in the Bong Spirit Imports LLC, the Company has fully reserved these notes as of June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had $399 in cash and cash equivalents. Net cash used in operations for the nine months ended June 30, 2010 was $510,948  consisting of a net loss of  $33,648,702  offset by non cash items of $32,965,871 and an increase in accounts payable and accrued expenses of $171,883 ..  The Company issued $210,000 in Series A 8% convertible debentures during the period ended June 30, 2010. The Company invested $92,842 in notes receivable during the period ended June 30, 2010.

At June 30, 2010 we had total assets of $399 and an accumulated deficit of $54,311,773   and the report from our independent registered public accounting firm on our audited financial statements at September 30, 2009 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our significant recurring losses from operations since inception. As discussed earlier in this report,  in the beginning of fiscal year 2005 we terminated our business operations and are now seeking to acquire assets or shares of an entity actively engaged in a business which generates revenues, or has the potential to generate revenues, in exchange for our securities. We cannot predict when, if ever, we will be successful in implementing this plan and, accordingly, we may be required to cease operations at any time. We do not have sufficient working capital to pay our operating costs for the next 12 months. We will require additional funds to pay our legal, accounting and other fees associated with the company and our filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. We will also need funds to satisfy the approximate $1.9 million of obligations on our balance sheet at June 30, 2010. We have no commitments from any party to provide such funds to us except for the convertible debentures. If we are unable to obtain additional capital as necessary, until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a business combination upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2010.

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

Our  Chief Executive Officer and Chief Financial Officer, John  F. Marchese, who serves as our principal financial and accounting officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

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

During the analysis of our internal controls at June 30, 2010 in connection with our implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we identified a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Our analysis identified control deficiencies related to the start up of a new business venture or one time or first time transactions. While we have taken certain remedial steps during the three months ended June 30, 2010 to correct these control deficiencies, we have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Changes in Internal Control over Financial Reporting. There no other changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-KSB for the year ended September 30, 2009 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the three months ended December 30, 2009 to the risk factors discussed in the periodic report noted above.

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

The Company issued $985,000.00 of Series A 8% convertible debentures.  The Series A debentures are due and payable on the earlier of (a) nine months from the date of issuance  or (b) when such amounts are declared due and payable by the holder or automatically due and payable upon or after an event of default (as defined in the debenture). The holder has the right until August 31, 2010 to convert any outstanding and unpaid principal and/or accrued interest due under the debentures into fully paid and nonassessable shares of the Company’s Common Stock at seventy-five percent (75%) of the five-day average closing bid price of the Company’s Common Stock for the five (5) trading days immediately prior to the date of the Conversion Notice, but in no event shall the conversion price be less than $.04 or greater than $.08 per share. After August 31, 2010 and expiring on the Maturity Date the holder shall have the right to convert any outstanding and unpaid principal and/or accrued interest due under the debentures into fully paid and nonassessable shares of the Company’s Common Stock at a fixed conversion price of $.20 per share (“Fixed Conversion Price”).  To date, the Company has received conversion notices from holders of an aggregate principal amount of $765,000 of the debentures.  Inclusive of accrued interest of $60,813, the Company is obligated to issue the holders an aggregate of 20,740,325 shares.

ITEM 3.	DEFAULTS UPON SENIOR DEBT

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 We amended our Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue to 1,000,000,000.stockholders of record at the close of business on April 20, 2010 representing  88.6% of our issued and outstanding Common Stock gave their written consent to the above corporate actions.  This written consent was obtained pursuant to Section 228(a) of the Delaware General Corporation Law, as amended.

ITEM 5. OTHER INFORMATION

On April 15, 2010, we entered into a Securities Exchange Agreement with the principal shareholders/members of Bong Spirit Imports, LLC (“Bong”) a Florida Limited Liability Corporation pursuant to which the Company will acquire 100% of the outstanding shares/membership interests in exchange for an aggregate of 30,000,000 shares of the Company’s common stock.   On July 16, 2010, the Company and the principal shareholders/members of Bong entered into an Amendment to the Securities Exchange Agreement whereby the Company agreed to increase the number of shares issuable to the Bong shareholders/members upon closing from 30,000,000 to 60,000,000. The closing of this transaction was subject to a number of conditions including but limited to the Company providing Bong with $400,000 of capital at the Closing.  The Company anticipates that the closing will occur no later than August 31, 2010.  The Company has been a marketing partner and financial investor in Bong since 2009, to date the Company has loaned Bong approximately $341,000.

Bong is an importer and distributor of alcohol products including Bong Vodka, Bong’s offices are located in Orlando, Florida.

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

Millennium Prime, Inc.
(Registrant)

Date: August 20, 2010	/s/ John F. Marchese

Chief Executive and Financial Officer (principal executive and accounting officer)