Form 10-Q/A
period 2010-06-30
Millennium Prime, Inc.
filed 2010-08-25
CIK 1100779

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

Amendment No. 1

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

The number of the registrant's shares of common stock outstanding was 231,566,609  as of August 20, 2010.

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

EXPLANATORY NOTE

This amended Form 10-Q is being filed to amend the financial statements to record conversions of an aggregate principal amount of $705,000 of the Company's 8% Series A Convertible Debentures. Inclusive of accrued interest of $58,820, the Company is obligated to issue the holders an aggregate of 19,005,750 shares of its Common Stock. The Company recorded an additional interest expense of $108,534 related to these conversions at June 30, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MILLENNIUM PRIME, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS

CURRENT ASSETS
Cash	$399	$416,622
Notes receivable and accrued interest receivable, net of allowance	0	0
TOTAL ASSETS (all current)	$399	$416,622

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expense	$755,310	770,950
Interest payable on convertible debentures	22,941	1,333,108
8% Convertible debenture - in default	0	2,066,250
8% Convertible debenture - newly issued	280,000	775,000
Convertible Note - Quest Capital Markets	425,590	0
Other liabilities	231,149	0
Advances and note payable, shareholders	0	389,335
Line of credit payable	150,000	150,000
Total current liabilities	1,864,990	5,484,643

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00, 10,000,000 shares authorized, 1,000,000 and 0, shares issued, respectively	1,000,000	0
Common stock - par value $.0001, per share; authorized, 1,000,000,000 shares; 229,932,034 and 51,284 shares issued and outstanding, respectively	22,993	5
Additional paid in capital	51,424,189	15,595,045
Accumulated deficit	(54,311,773)	(20,663,071)

Total stockholders' deficiency	(1,864,591)	(5,068,021)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$399	$416,622

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales	$0	$0	$0	$0
Cost of sales	0	0	0	0

Gross profit	0	0	0	0

General and administrative expenses	32,193,369	88,451	33,227,640	148,395

Loss from operations	(32,193,369)	(88,451)	(33,227,640)	(148,395)

Other income and (expense)
Interest income	8,569	2,666	22,433	2,666
Valuation allowance	(48,411)	(203,842)	(115,275)	(203,842)
Interest and penalties expense	(201,457)	(78,086)	(328,220)	(218,179)

Loss before provision for income taxes	(32,434,668)	(367,713)	(33,648,702)	(567,750)
Provision for income taxes	0	0	0	0

NET LOSS	$(32,434,668)	$(367,713)	$(33,648,702)	$(567,750)

Basic and diluted earnings (loss) per share	(0.189)	$(9.59)	$(0.510)	$(18.11)

Weighted-average shares outstanding-basic and diluted	171,188,784	38,355	65,942,369	31,345

The accompanying notes are an integral part of this statement.

MILLENNIUM PRIME, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities
Net (loss)	$(33,648,702)	$(567,750)
Valuation allowance	115,275	0
Inducement expense related to conversion of debt to equity	108,534	0
Amortization of beneficial conversion of debt	62,062	0
Shares issued for services	32,680,000	0
Changes in assets and liabilities
Accounts payable and accrued expense	171,883	287,370
Net cash used in operating activities	(510,948)	(280,380)

Cash flows from investing activities
Increase in notes receivable	(115,275)	0
Net cash used in investing activities	(115,275)	0

Cash flows from financing activities
Advances from shareholders	0	47,600
Issuance of convertible debentures	210,000	775,000
Net cash provided by financing activities	210,000	822,600

NET INCREASE (DECREASE) IN CASH	(416,223)	542,220
Cash at beginning of period	416,622	0

Cash at end of period	$399	$542,220

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	0	0
Taxes	0	0
Noncash investing and financing transactions:
Equity issued for services	$32,680,000	0
Debt converted to equity	$3,773,629	333,750

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

NOTE 6 – CONVERTIBLE DEBENTURES – NEWLY ISSUED

The Company issued $985,000.00 of Series A 8% convertible debentures.  The Series A debentures are due and payable on the earlier of (a) nine months from the date of issuance  or (b) when such amounts are declared due and payable by the holder or automatically due and payable upon or after an event of default (as defined in the debenture). The current conversion terms provide for the debt holder to receive one share for every $1,500 in indebtedness. In June 2010, the Company offered each debt holder the right until August 31, 2010, as an inducement, to convert any outstanding and unpaid principal and/or accrued interest due under the debentures into fully paid and nonassessable shares of the Company’s Common Stock at seventy-five percent (75%) of the five-day average closing bid price of the Company’s Common Stock for the five (5) trading days immediately prior to the date of the Conversion Notice, but in no event shall the conversion price be less than $.04 or greater than $.08 per share. After August 31, 2010 and expiring on the Maturity Date the holder shall have the right to convert any outstanding and unpaid principal and/or accrued interest due under the debentures into fully paid and nonassessable shares of the Company’s Common Stock at a fixed conversion price of $.20 per share (“Fixed Conversion Price”)” Through June 30, 2010 the Company has received acceptances of the new terms and conversion notices from holders of an aggregate principal amount of $705,000 of the debentures.  Inclusive of accrued interest of $58,820, the Company is obligated to issue the holders an aggregate of 19,005,750 shares. The Company recorded additional interest expense of $108,534 related to this conversion at June 30, 2010.

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

In July 2010, the Company received an additional $60,000 plus interest of acceptances and conversion notice for the June 2010 on the inducement offer on its 8% Convertible Debentures. The conversion of the additional $60,000 at the inducement offer rates will result in an issuance of an additional 1,734,575 shares of common stock.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, "Item 1. Description of Business" in our Annual Report on Form 10-KSB for the year ended September 30, 2009 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the nine months ended June 30, 2010 to the risk factors discussed in the periodic report noted above.

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

The Company issued $985,000.00 of Series A 8% convertible debentures.  The Series A debentures are due and payable on the earlier of (a) nine months from the date of issuance  or (b) when such amounts are declared due and payable by the holder or automatically due and payable upon or after an event of default (as defined in the debenture). The current conversion terms provide for the debt holder to receive one share for every $1,500 in indebtedness. In June 2010, the Company offered each debt holder the right until August 31, 2010, as an inducement, to convert any outstanding and unpaid principal and/or accrued interest due under the debentures into fully paid and nonassessable shares of the Company’s Common Stock at seventy-five percent (75%) of the five-day average closing bid price of the Company’s Common Stock for the five (5) trading days immediately prior to the date of the Conversion Notice, but in no event shall the conversion price be less than $.04 or greater than $.08 per share. After August 31, 2010 and expiring on the Maturity Date the holder shall have the right to convert any outstanding and unpaid principal and/or accrued interest due under the debentures into fully paid and nonassessable shares of the Company’s Common Stock at a fixed conversion price of $.20 per share (“Fixed Conversion Price”)” Through June 30, 2010 the Company has received acceptances of the new terms and conversion notices from holders of an aggregate principal amount of $705,000 of the debentures.  Inclusive of accrued interest of $58,820, the Company is obligated to issue the holders an aggregate of 19,005,750 shares. The Company recorded additional interest expense of $108,534 related to this conversion at June 30, 2010.

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

Millennium Prime, Inc.
(Registrant)

Date: August 25, 2010	/s/ John F. Marchese

Chief Executive and Financial Officer (principal executive and accounting officer)